Form 10-K
period 2023-12-31
Stirling Hotels & Resorts, Inc.
filed 2024-03-29
CIK 2003881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission file number: 000-56623
STIRLING HOTELS & RESORTS, INC.
(Exact name of registrant as specified in its charter)

Maryland	93-3514045
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

14185 Dallas Parkway
Suite 1200
Dallas
Texas	75254
(Address of principal executive offices)	(Zip code)
(972) 490-9600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
Class S Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No The registrant’s registration statement on Form 10, as amended, became effective February 13, 2024.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the Registrant’s shares of common stock.
As of March 26, 2024, the registrant had 398 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
This Annual Report on Form 10-K incorporates by reference the information contained in our Pre-Effective Amendment No. 1 to Form 10 filed on February 2, 2024.

STIRLING HOTELS & RESORTS, INC.
YEAR ENDED DECEMBER 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Stirling Hotels & Resorts, Inc. (the “Company,” “we,” “our,” “us”) constitute forward-looking statements because they relate to future events or our future performance or financial condition. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “could,” “intend,” “anticipate,” “plan,” “estimate,” “believe,” “potential,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to stockholders to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The factors discussed in this Annual Report on Form 10-K under the sections entitled “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q and other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
•We are a newly formed entity with a limited operating history, and there is no assurance that we will achieve our investment objectives.
•We have made a limited number of investments to date, and you will not have the opportunity to evaluate our investments before we make them.
•We invest primarily in stabilized, income-producing hotels and resorts across all chain scales located primarily in the U.S. A sector focused investment portfolio is inherently riskier than a portfolio with more diversified investments. As a result, our results of operations may be adversely affected by a downturn in the hospitality sector or adverse economic developments in the geographic regions in which we invest.
•Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of stockholders’ shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify, suspend or terminate our share repurchase plan if in its reasonable judgment it deems a suspension to be in our best interest, such as when a repurchase request would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole that would outweigh the benefit of the repurchase offer. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•We cannot guarantee that we will make distributions, and if we do, we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
•The purchase and repurchase price for shares of our common stock will generally be based on our prior month’s net asset value (“NAV”) and will not be based on any public trading market. Although there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.

•We have no employees and are dependent on Stirling REIT Advisors, LLC (the “Advisor”) to conduct our operations. Our Advisor will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us, Ashford Hospitality Trust Inc., a publicly traded REIT on the NYSE (NYSE: AHT) (“Ashford Trust”), Braemar Hotels & Resorts Inc., a publicly traded REIT on the NYSE (NYSE: BHR) (“Braemar”), Texas Strategic Growth Fund, L.P. and any additional future programs that invest in real estate focused in the hospitality sector (collectively, “Other Ashford Accounts”), the allocation of time of its investment professionals and the level of fees that we will pay to our Advisor.
•If we are not able to raise a substantial amount of capital in the near term, our ability to achieve our investment objectives could be adversely affected.
•In order to qualify as a real estate investment trust (“REIT”), we cannot directly operate our hotel properties, and our returns will depend on the management of our hotel properties by our property manager, one of whom is also an affiliate of Ashford Inc., our sponsor and the owner of the Advisor (together with its affiliates, “Ashford”).
•Our property management agreements will require our taxable REIT subsidiaries (“TRSs”) to bear the operating risks of our hotel properties. Any increases in operating expenses or decreases in revenues may have a significant adverse impact on our earnings and cash flow.
•On acquiring shares, stockholders will experience immediate dilution in the net tangible book value of their investment.
•Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
•There are limits on the ownership and transferability of our shares.
•If we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
•The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. The matters summarized herein could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Annual Report on Form 10-K. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results and performance, except as may be required by applicable law.

PART I
Item 1.    Business
The Company
Stirling Hotels & Resorts, Inc. is a Maryland corporation formed on September 1, 2023, primarily to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts across all chain scales primarily located in the United States and operated under widely recognized brands licensed from hotel franchisors such as Marriott, Hilton, Hyatt, and Intercontinental Hotel Group. To a lesser extent, we may also invest in real estate debt secured by hotels and resorts and develop hotels and resorts. Where applicable in this Annual Report on Form 10-K, Stirling Hotels & Resorts, Inc. is referred to as the “REIT” and, together with its consolidated subsidiaries as the “Company,” “we” or “us”. We are externally managed by our Advisor, a Delaware limited liability company. Our Advisor is an affiliate of Ashford.
On December 6, 2023, Stirling REIT OP, LP (“Stirling OP” or “Operating Partnership”) acquired four hotel assets (the “Initial Portfolio”) from Ashford Hospitality Limited Partnership (“Ashford Hospitality OP”) and Ashford TRS Corporation (“Ashford Hospitality TRS,” and together with Ashford Hospitality OP, the “Anchor Investor”), each a subsidiary of Ashford Hospitality Trust, Inc., in exchange for 1,400,943 Class I units of the Operating Partnership at a price per unit equal to $25.00 pursuant to the terms of the contribution agreement (the “Contribution Agreement”), by and among the Operating Partnership and the Anchor Investor. The gross contribution value was $56.2 million which represented the appraised value of the Initial Portfolio as provided by LW Hospitality Advisors (“LWHA”), an independent third-party appraiser engaged to value the Initial Portfolio with additional input and oversight by Altus Group U.S. Inc. (“Altus”) and the Advisor. Additionally, Stirling OP assumed a mortgage loan with a carrying value of $30.2 million. The acquisition also included $9.0 million of net working capital and reserves and was subject to customary post-closing adjustments resulting in a net contribution value of the Initial Portfolio of $35.0 million. Subsequent to December 31, 2023, estimated working capital and reserves were finalized resulting in the Anchor Investor returning 4,423 Class I units totaling approximately $111,000 to Stirling OP. The final net contribution value of the Initial Portfolio was $34.9 million.
The Company determined the acquisition of the Initial Portfolio resulted in Ashford Trust becoming the primary beneficiary of Stirling OP in contemplation of: 1) the related party group comprised of (i) Ashford Trust and (ii) the initial stockholder who has control over election or removal of the board of directors of Stirling Inc. that have power to direct the most significant activities of Stirling OP; and 2) the consideration that substantially all the economics are held by Ashford Trust through its equity interest, and substantially all of the activities are performed on Ashford Trust’s behalf. As a result, Ashford Trust began consolidating Stirling OP as of December 6, 2023.
In December 2023, we commenced a private offering of shares of our common stock pursuant to the exemption from registration provided by Section 4(a) (2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. We have engaged Ashford Securities, LLC, as the dealer manager for the private offering (the “Dealer Manager”).
On February 13, 2024 our Registration of Securities on Form 10 (File No. 000-56623) became effective with the Securities and Exchange Commission (“SEC”) for our Class S common stock pursuant to Section 12(g) of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”).
We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2024. Our principal executive offices are located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254, and the telephone number of our principal executive offices is (972) 490-9600.
Our investment objectives are to invest in a diversified portfolio of hospitality assets that will enable us to:
•provide attractive current income in the form of regular, stable cash distributions;
•preserve and protect invested capital;
•realize appreciation in NAV from proactive investment management and asset management; and
•provide an investment alternative for investors seeking to allocate a portion of their long-term investment portfolios to hotel and resort commercial real estate with lower volatility than listed public real estate companies.
We cannot assure you that we will achieve our investment objectives. In particular, we note that the NAV of non-traded REITs may be subject to volatility related to the values of their underlying assets.

Ownership Structure
We plan to own all or substantially all of our assets through Stirling OP. We are the sole member of the sole general partner of the Stirling OP. As of the date of this filing, we do not own a significant economic interest in Stirling OP or the underlying properties as our economic interest is limited to the initial capital contribution of $25.00 and the 397 shares of common stock we have sold subsequent to the initial capital contribution. As we raise proceeds in the private offering, we will contribute additional capital to Stirling OP in exchange for additional economic interests in Stirling OP. Because we will hold all of our assets through Stirling OP, to the extent we issue additional units of Stirling OP, our stockholders’ percentage ownership interest in our assets will be diluted. Stirling REIT Special Limited Partner LLC (the “Special Limited Partner”), a Delaware limited partnership and an affiliate of Ashford, owns a special limited partner interest in the Operating Partnership.
We operate under the direction of our board of directors. We have three directors, two of whom are independent of us, our Advisor, Ashford and its affiliates. Our independent directors are responsible for reviewing the performance of our Advisor and approving the compensation paid to our Advisor and its affiliates. Our directors are elected annually by our stockholders. The names and biographical information of our directors are provided under Item 10, “Directors, Executive Officers and Corporate Governance.”
Employees
We are externally managed and currently have no employees. Our executive officers serve as officers of our Advisor and are employees of our Advisor or one or more of its affiliates.
See Item 13, “Certain Relationships and Related Transactions, and Director Independence” for a summary of the fees paid to the Advisor and its affiliates during the period from September 1, 2023 (date of inception) through December 31, 2023.
Emerging Growth Company
We are and will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company”, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).
In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.
Industry Segments
Our current business consists of acquiring, managing, investing in and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment and, accordingly, we do not report segment information.
Initial Portfolio
Stirling OP’s portfolio consists of four consolidated hotel properties that were acquired from Ashford Trust and its affiliates on December 6, 2023. Currently all of the hotel properties are located in the United States. Three of the four hotels operate under brands affiliated with Marriott International, Inc. (“Marriott”) and the remaining hotel operates under brands affiliated with Hilton Worldwide, Inc. (“Hilton”).
Hampton Inn Buford Mall of Georgia, Buford, Georgia
The hotel is located less than one mile from the I-85/I-985 split and a short walk from shopping and dining at the Southeast’s biggest mall, Mall of Georgia. Cardinal Health, Global Industrial, and Displayit are within five miles. It is also seven miles from Georgia Gwinnett College and ten miles from the Gas South District.

Additional property highlights include approximately 350 feet of meeting space, a fitness center, outdoor pool, and business center.
Competition. Competitor hotels include the Home2 Suites by Hilton Buford Mall of Georgia, Courtyard by Marriott Atlanta Mall of Georgia, Fairfield Inn & Suites by Marriott Atlanta Buford/Mall of Georgia and SpringHill Suites Buford Mall of Georgia.
Operating History. The following table shows certain historical information regarding Hampton Inn Buford Mall of Georgia hotel since 2021:

	Year Ended December 31,
	2023	2022	2021
Rooms	92	92	92
Occupancy	84.1%	80.4%	72.2%
ADR	$152.46	$139.15	$119.31
RevPAR	$128.29	$111.92	$86.08
SpringHill Suites Buford Mall of Georgia, Buford, Georgia
The hotel is a newly renovated all-suite hotel across the street from the Southeast’s biggest mall, the Mall of Georgia. It is located in the heart of the I-85 corridor business district, within a mile of Coolray Field and a short drive from our hotel to the Gas South District, Suwanee Sports Academy, Lake Lanier, Chateau Elan Winery, Georgia Gwinnett College, or Gwinnett Technical College.
Additional property highlights include approximately 340 feet of meeting space, a fitness center, outdoor pool, and business center.
Competition. Competitor hotels include the Home2 Suites by Hilton Buford Mall of Georgia, Courtyard by Marriott Atlanta Mall of Georgia, Fairfield Inn & Suites by Marriott Atlanta Buford/Mall of Georgia and Hampton Inn Buford Mall of Georgia.
Operating History. The following table shows certain historical information regarding Residence Inn Buford Mall of Georgia hotel since 2021:

	Year Ended December 31,
	2023	2022	2021
Rooms	97	97	97
Occupancy	73.0%	71.6%	63.3%
ADR	$139.07	$123.38	$103.66
RevPAR	$101.56	$88.28	$65.58
Residence Inn Hartford, Manchester, Connecticut
The hotel is situated amongst an abundance of shopping, dining and entertainment options, including the Shoppes at Buckland Hills and The Promenade Shoppes at Evergreen Walk. It is also near The Hartford or Aetna, Pratt & Whitney, and Raytheon in East Hartford, and downtown Hartford is ten miles southwest.
Additional property highlights include apartment-style suites with full kitchens, a fitness center, outdoor pool, and business center.
Competition. Competitor hotels include the Hampton Inn & Suites Hartford-Manchester, Courtyard by Marriott Hartford Manchester, Fairfield Inn & Suites by Marriott Hartford Manchester and Homewood Suites by Hilton Hartford Manchester.
Operating History. The following table shows certain historical information regarding Residence Inn Hartford hotel since 2021:

	Year Ended December 31,
	2023	2022	2021
Rooms	96	96	96
Occupancy	78.5%	83.9%	77.5%
ADR	$160.88	$145.74	$124.51
RevPAR	$126.34	$122.30	$96.48
Residence Inn Jacksonville, Florida
The hotel is located along Butler Boulevard in the Southside of Jacksonville, Florida near St. Johns Town Center, Deerwood Park, the Mayo Clinic and beaches ten miles east.
Additional property highlights include apartment-style suites with full kitchens, a fitness center, SportCourt equipped for basketball, outdoor pool and whirlpool, and business center.
Competition. Competitor hotels include the Home2 Suites by Hilton Jacksonville South St. Johns Town Center, Tru by Hilton Jacksonville St. Johns Town Center, Sheraton Jacksonville Hotel and Holiday Inn Express & Suites Jacksonville Town Center.
Operating History. The following table shows certain historical information regarding Residence Inn Jacksonville hotel since 2018:

	Year Ended December 31,
	2023	2022	2021
Rooms	120	120	120
Occupancy	68.1%	78.3%	74.9%
ADR	$132.09	$131.61	$123.95
RevPAR	$89.89	$103.09	$92.81
For additional information regarding our investment portfolio, see Item 2, “Properties.”
Ashford
Ashford is the ultimate parent of our Advisor. Ashford is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries. Ashford is led by a seasoned team of senior executives, each of whom has extensive experience in real estate investment and operations and who collectively have over 100 years of real estate investment and operations experience. During the past 40 years, Ashford has invested in and managed properties through multiple economic cycles and developed deep industry relationships. Ashford became a public company in November 2014, and its common stock is listed on the New York Stock Exchange American (NYSE American: AINC). Ashford is one of the nation’s largest advisors of lodging assets with approximately $7.5 billion of gross assets under management as of December 31, 2023.
Pursuant to the advisory agreement between us and our Advisor (the “Advisory Agreement”), our Advisor is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We expect that Ashford will also provide other products and services to us or our hotel properties through certain entities in which Ashford has an ownership interest. These products and services include, but are not limited to, hotel and restaurant management services; project management, architecture, construction, development, interior design and loss prevention services; debt placement and related services; audio visual, event production, venue, creative and digital services; real estate advisory and brokerage services; insurance services; air purification and hypoallergenic products and services; broker-dealer and distribution services; resort, ecotourism and destination services; and digital keyless entry technology products and services.
Ashford also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, audio visual services, real estate advisory and brokerage services, insurance policies covering general liability, workers' compensation and business automobile claims, insurance claims services, hypoallergenic premium rooms, broker-dealer and distribution services, mobile key technology and cash management services.

See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”
ACCESS TO REPORTS AND OTHER INFORMATION
A description of any substantive amendment or waiver of our Code of Business Conduct and Ethics or our Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer will be disclosed on Form 8-K filed with the SEC at www.sec.gov. We do not have a website. Our Registration Statement on Form 10, Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished with the SEC will be available free of charge at www.sec.gov or by requesting copies from the Company. Requests for copies from the Company should be sent in writing to 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
Item 1A.Risk Factors.
The Registrant has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy. The Company’s information security program consists of various processes designed to ensure that the Company and its electronic assets are shielded from cyber events that may compromise the Company’s ability to successfully execute its business on a day-to-day basis. These processes cover areas such as, but not limited to, risk management, access control, anti-virus management, sensitive data management, electronic communication, risk/security reporting, incident response planning and business continuation planning. The information technology department (“IT Department”), which includes the cybersecurity department (“IT Security Department”), is responsible for implementing such processes and coordinating with the Human Resources Department to align training and onboarding efforts with such processes. The IT Security Department carries out risk management primarily by outsourcing risks to those companies and agencies that specialize in handling such risks and that have the appropriate resources to do so. Additionally, the IT Department assesses and improves the Company’s cybersecurity risk management processes on an annual basis by: (i) engaging its cyber insurance broker, AON, plc, to a complete a benchmarking evaluation to compare the Company’s cybersecurity posture against peers and (ii) engaging cyber risk readiness and response company, Netdiligence®, to conduct vulnerability and penetration testing, which produces a report that specifies any possible risk area and devices. Such report is presented to the IT Department for analysis and for the purpose of developing subsequent action plans to remediate any vulnerabilities. As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial conditions, except as otherwise noted.
Governance. Management is ultimately responsible for assessing and managing the Company’s cybersecurity risk. The information security program is overseen by the Chief Financial Officer, Vice President of IT, and the Information Security Manager. The Information Security Manager provides a weekly report to the Vice President of IT, which contains an overview of the activity in the department, any United States Computer Emergency Readiness Team alerts processed and all findings from the preventative maintenance tools. The Vice President of IT provides such report to the Chief Financial Officer on a quarterly basis. The board of directors is then briefed each quarter on the occurrence of any cybersecurity incidents. The Board will also be provided an overview of the information security program on an annual basis, including updates on the IT team, IT training, implementation of IT controls, cybersecurity testing, the incident response process and the cybersecurity assets of the Company.
Item 2.Properties
OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
HOTEL PROPERTIES. Other than our investment in Stirling OP, we had neither engaged in any operations nor generated any revenues through December 31, 2023. Our entire activity from inception through December 31, 2023 primarily consisted of investment in Stirling OP and allocation of income (loss) from Stirling OP. When we receive proceeds from the sale of shares of our common stock in our private placement, we will contribute such proceeds to Stirling OP and receive common units in Stirling OP that correspond to the classes of our shares sold. On September 5, 2023 we were capitalized with an initial investment of $25 from our sole stockholder to us, which we contributed to Stirling OP and received one Class I common unit. We account for the common unit acquired in Stirling OP as an equity method investment during any period our investment in Stirling OP is not considered significant to Stirling OP and will consolidate Stirling OP at such time our investment in Stirling OP is considered significant to Stirling OP (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our offering proceeds in Stirling OP and hold no other assets other than Stirling OP common units. We therefore expect to eventually consolidate Stirling OP, and we have included the audited consolidated and combined consolidated financial statements of Stirling OP in Part IV Item 15 of this Annual Report on Form 10-K, as we believe a discussion of the performance and results of operations of Stirling OP would be meaningful to investors as our cash flows and operating results are driven by Stirling OP, and subsequent invested capital will be significant to the Company.
As of December 31, 2023, Stirling OP’s portfolio consisted of four consolidated hotel properties that were included in its consolidated operations. Currently, all of its hotel properties are located in the United States. The following table presents certain information related to its hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Occupancy	ADR	RevPAR
Fee Simple Properties
Hampton Inn	Buford, GA	Select service	92	100	92	84.1%	$152.46	$128.29
SpringHill Suites by Marriott	Buford, GA	Select service	97	100	97	73.0%	$139.07	$101.56
Marriott Residence Inn	Manchester, CT	Select service	96	100	96	78.5%	$160.88	$126.34
Marriott Residence Inn	Jacksonville, FL	Select service	120	100	120	68.1%	$132.09	$89.89
Total			405		405	76.6%	$146.23	$112.00
Item 3.Legal Proceedings
From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings.
Item 4.     Mine Safety Disclosures
Not applicable.
PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
There is no established public trading market for our shares of common stock, and we do not expect a public trading market to develop. The Company has not agreed to register under the Securities Act for sale by stockholders any securities of the Company.
Net Asset Value Calculation and Valuation Guidelines
We will calculate NAV per share for each class of shares monthly. Our NAV for each class of our shares of common stock will be based on the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including class-specific accruals as described below.
General
Our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by our Advisor and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Our board of directors will review our valuation guidelines and methodologies with our Advisor and our independent valuation advisor at least annually. From time to time, our board of directors, including a majority of our independent directors, may adopt changes to the valuation guidelines if it determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or if it otherwise believes a change is appropriate for the determination of NAV.
The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. To calculate our

NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. Although we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. For purposes of calculating our NAV, neither the organization and offering expenses, nor the general and administrative expenses advanced or paid by our Advisor through December 31, 2024 will be recognized as expenses or as a component of equity and reflected in our NAV until we pay our Advisor for these costs. In the future, our Advisor may defer payment of fees or reimbursement of additional expenses and any such amounts would not be recognized as expenses or as a component of equity and reflected in our NAV until we pay our Advisor for these costs.
Our Independent Valuation Advisor
With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc. to serve as our independent valuation advisor with respect to our real properties, our real estate debt investments, and our debt liabilities. With respect to our real properties, each month our independent valuation advisor will review and provide an opinion as to the reasonableness of the annual third-party appraisals prepared for 1/12th of our properties and, prepare updated appraisals for the remaining 11/12th of our properties. Altus will also value our debt-related investments and property-level debt that encumbers our real property and our entity-level debt each month and provide valuation reports to the Advisor. The Advisor, with the approval of our board of directors, including a majority of our independent directors, may engage additional independent valuation advisors in the future. The Advisor will then value our investments and liabilities monthly, based on the information provided by our independent valuation advisor, current material market data and other information deemed relevant. Our independent valuation advisor is not responsible for, and does not calculate, our NAV. The Advisor is ultimately responsible for the determination of our NAV.
Our independent valuation advisor may be replaced at any time, in accordance with agreed-upon notice requirements, by a majority vote of our board of directors, including a majority of our independent directors.
Our independent valuation advisor will discharge its responsibilities with respect to real property asset and debt appraisals in accordance with our valuation guidelines and with the oversight of our board of directors. Our board of directors will not be involved in the monthly valuation of our assets and liabilities, but will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility. While the Independent Valuation Advisor is responsible for providing appraisals of our real property assets and debt and reviews of appraisals of our real property assets performed by Third-Party Appraisal Firms, the Independent Valuation Advisor is not responsible for, nor does it prepare our monthly NAV.
Our NAV per share for each class of shares will be calculated by SS&C Technologies, Inc. (“SS&C”), and such calculation will be reviewed and confirmed by our Advisor. Each month our Advisor will receive (i) appraisal reports from third-party appraisal firms for approximately 1/12th of our properties that have been reviewed by our independent valuation advisor, (ii) updated appraisals prepared by our independent valuation advisor based on the annual third- party appraisals prepared by other third-party appraisal firms for the rest of our properties, and (iii) debt valuation reports prepared by our independent valuation advisor. Based in part on these appraisals and valuation reports, our Advisor will render a final valuation for our real properties and debt investments and debt liabilities in order for SS&C to calculate our NAV. The appraisals performed by independent third-party appraisal firms and reviewed by our independent valuation advisor will be one of several components considered by the Advisor in determining the value of our properties that will be used when SS&C calculates our NAV per share for each class of shares.
We have agreed to pay fees to our independent valuation advisor based on the number of properties appraised and not based on the estimated values of such properties. We have also agreed to indemnify our independent valuation advisor against certain liabilities arising out of this engagement. The compensation we pay to our independent valuation advisor will not be based on the estimated values of our properties.
Our independent valuation advisor and certain of the independent third-party appraisers may have provided, or may provide, real estate appraisal, appraisal management and real estate valuation advisory services to Ashford and its affiliates and, if so, have received or are expected to receive, fees in connection with such services. Our independent valuation advisor and certain of the independent third-party appraisers and their respective affiliates may from time to time in the future perform other commercial real estate and financial advisory services for Ashford and its affiliates, or in transactions related to the properties that are the subjects of the valuations being performed for us, or otherwise, so long as such other services do not adversely affect the independence of the independent valuation advisor or the applicable appraiser as certified in the applicable appraisal report.
Valuation of Investments
Consolidated Properties
Our independent valuation advisor will administer the real property valuation process for us and will assist us in our engagement of and manage the process associated with third-party appraisal firms with respect to the valuation of our real property investments.
Investments in newly acquired properties will initially be valued at cost. Each property will then be valued by an independent third-party appraisal firm within the first twelve months of acquisition and no less than annually thereafter. Annual appraisals may be delayed for a short period in exceptional circumstances. Properties purchased or treated as a portfolio may be valued as a single asset. Each third-party appraisal is reviewed by our independent valuation advisor for reasonableness. Upon conclusion of the appraisal, the independent third-party appraisal firm prepares a written appraisal report. Each third-party appraisal report and review of these third-party appraisal reports by our independent valuation advisor are performed in accordance with the Uniform Standards of Professional Appraisal Practice. Each appraisal must be reviewed, approved and signed by an individual with the professional designation of MAI (a Designated Member of the Appraisal Institute) or similar designation. We believe our policy of obtaining appraisals by independent third parties will meaningfully enhance the accuracy of our NAV calculation. Any appraisal provided by an independent third-party appraisal firm will be performed in accordance with our valuation guidelines and will not be considered in our Advisor’s valuation of the applicable property until our independent valuation advisor has reviewed and confirmed the reasonableness of such appraisal.
According to our valuation guidelines, approximately 1/12th of our properties will be appraised by third-party appraisers each month. Each asset will be appraised by a third-party appraiser other than our independent valuation advisor once per year. For any month in which an independent third-party appraisal is not obtained, our independent valuation advisor will provide our Advisor with an updated valuation of such property. Each month, the Advisor will also value each property and, taking into account the most recent appraisal of such property and the updated valuation by our independent valuation advisor of such property, if any, among other factors, determines the appropriate valuation of such property in determining the Company’s NAV.
When an annual third-party appraisal is received, the Advisor’s valuations will be within the range provided in the third-party appraisal.
Updates to valuations thereafter may be outside the range provided in the most recent third-party appraisal or differ from the updated value received from our independent valuation advisor. Although updated valuations of each of our real properties not subject to a third-party appraisal will be provided monthly by our independent valuation advisor, such valuations are based on asset and portfolio level information provided by the Advisor, including historical or forecasted operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned estimated capital expenditures, the then-most recent annual third-party appraisals (as reviewed by our independent valuation advisor for reasonableness), and any other information relevant to valuing the real estate property, which information will not be independently verified by our independent valuation advisor.
The Advisor will monitor our properties for events that our Advisor believes may have a material impact on the most recent estimated values of such property and will notify our independent valuation advisor of such events. If, in the opinion of our Advisor, an event becomes known to our Advisor (including through communication with our independent valuation advisor) that is likely to have any material impact on previously provided estimated values of the affected properties, any necessary adjustment to the valuation of such properties will be made by the Advisor as soon as practicable. Annual appraisals may also trigger an adjustment in the value of a property when received.
For example, a valuation adjustment may be appropriate to reflect the occurrence of an unexpected property-specific event such as a material change in vacancies, an unanticipated structural or environmental event at a property or a significant capital market event that may cause the value of a property to change materially. Valuation adjustments may also be appropriate to reflect the occurrence of broader market-driven events identified by our Advisor or our independent valuation advisor which may impact more than a specific property. Any such adjustments will be estimates of the market impact of specific events as they occur, based on assumptions and judgments that may or may not prove to be correct, and may also be based on the limited information readily available at that time.

In general, we expect that any adjustments to appraised values will be calculated promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by our Advisor. However, rapidly changing market conditions or material events may not be immediately reflected in our monthly NAV. The resulting potential disparity in our NAV may be detrimental to stockholders whose shares are repurchased or new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.
Real estate appraisals will be reported on a free and clear basis (for example, without taking into consideration any mortgage on the property), irrespective of any property level financing that may be in place. Such property-level debt or other financing ultimately are factored in and do impact our NAV in a manner described in more detail below.
We expect to use the discounted cash flow methodology (income approach) as the primary methodology to value properties. Consistent with industry practices, the discounted cash flow methodology of the income approach incorporates subjective judgments regarding comparable revenue and operating expense data, capitalization or discount rate, projections of future revenue and expenses based on appropriate market evidence and the projected residual value of the asset as components in determining value. Other methodologies that may also be used to value properties include sales comparison and cost approaches. Because the appraisals performed by the independent third-party appraisal firms and reviewed by our independent valuation advisor, our Advisor’s determination of the appropriate valuations for our properties based on the values provided in such reports and any subsequent updates to the valuation of our properties made by our Advisor involve subjective judgments, the estimated fair value of our assets that will be included in our NAV may not reflect the liquidation value or net realizable value of our properties.
Our independent valuation advisor’s valuation reports will be addressed solely to us to assist our Advisor in calculating our NAV. The appraisal reports relating to our properties will not be addressed to the public, will not contain any conclusion regarding our NAV and may not be relied upon by any other person to establish an estimated value of our common stock and will not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing appraisal reports, independent third-party appraisal firms will not, and will not be requested to, solicit third-party indications of interest for our common stock or any of our properties in connection with possible purchases thereof or the acquisition of all or any part of us.
Unconsolidated Properties
Unconsolidated properties held through joint ventures generally will be valued in a manner and frequency that is consistent with the guidelines described above for consolidated properties. Once the value of a property held by the joint venture is determined and our Advisor determines the fair value of any other assets and liabilities of the joint venture, the value of our interest in the joint venture would then be determined by our Advisor using a hypothetical liquidation calculation to value our interest in the joint venture, which would be a percentage of the joint venture’s NAV. Unconsolidated properties held in a joint venture that acquires multiple properties over time may be valued as a single investment.
Real Estate Debt and Other Debt Investments
Our investments in real estate debt and other debt investments that do not have reliable readily available market quotations (including mortgage loans and mezzanine loans) will be valued monthly by our Advisor based in part, on monthly valuation reports provided by our independent valuation advisor. In the case of loans or other debt investments with no reliable readily available market prices that are acquired by us, such initial value will generally be the acquisition price of such instrument. In the case of loans originated by us, such initial value will generally be the par value of such loan. Each such investment will then be valued by our Advisor within the first three full months after we make such investment and no less frequently than monthly thereafter.
Valuations of our investments in real estate debt and other debt investments reflect changes in interest rates, spreads, loan tests and metrics, risk ratings, and anticipated liquidation timing and proceeds, among others. The fair value is typically determined by discounting the future contractual cash flows to the present value using a current market interest rate or spread. The market rate is determined through consideration of the interest rates for debt of comparable quality and maturity, and, where applicable, the value of the underlying real estate investment. Our independent valuation advisor will value each debt investment at least monthly and will coordinate with the Advisor to monitor events intra-month that may affect the values of our real estate debt or other debt investments and incorporate the impact of those events in estimated fair values, as needed. The Advisor will then fair value our real estate debt and other debt investments based on the valuation reports provided by our independent valuation advisor, current material market data and other information deemed relevant.

Each valuation report prepared by our independent valuation advisor is addressed solely to our company. Valuation reports prepared by our independent valuation advisor are not addressed to the public and may not be relied upon by any other person to establish value of the property-level and entity-level debt that will be used in calculating our NAV.
Valuation of Property-Level and Entity-Level Debt
Our property-level debt encumbering our real properties and our entity-level debt will be valued monthly by our Advisor based in part, on monthly valuation reports provided by our independent valuation advisor. All debt will be valued using widely accepted methodologies specific to each type of debt. Newly incurred debt will initially be valued at par, which is expected to represent fair value at that time. After two months (including the month of acquisition) following the date of incurrence, our Advisor will value the debt based in part on valuation reports provided by our independent valuation advisor. Any changes to the fair value of our property-level and entity-level debt are expected to reflect changes including interest rates, spreads, and key loan metrics and tests utilizing the collateral value and cash flows, including the estimated liquidation timing and proceeds.
Each valuation report prepared by our independent valuation advisor is addressed solely to our company. Valuation reports prepared by our independent valuation advisor are not addressed to the public and may not be relied upon by any other person to establish value of the property-level and entity-level debt that will be used in calculating our NAV.
Our Advisor is responsible for monitoring significant events that may materially affect the values of our debt for determining whether the existing valuations should be re-evaluated prior to the next scheduled monthly valuation in light of such significant events.
Valuation of Additional Liabilities
Our liabilities include the fees payable to our Advisor and the Dealer Manager, any accrued performance participation allocation to the Special Limited Partner, accounts payable, operating expenses, property-level debt, any entity-level debt and other liabilities. Except as outlined herein, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts are meant to reasonably approximate fair value due to the liquid and short-term nature of the instruments. We include as part of NAV the fair value of our property-level debt and our entity-level debt, which will be valued monthly by our independent valuation advisor based on market factors. We will allocate the financing costs and expenses incurred in connection with obtaining multiple loans that are not directly related to any single loan among the applicable loans, generally pro rata based on the amount of proceeds from each loan. Liabilities allocable to a specific class of shares are only included in the NAV calculation for that class. For non-recourse, property-level mortgages that exceed the value of the underlying property, we will assume a value of zero for purposes of the property and the mortgage in the determination of NAV. Liabilities related to distribution fees, management fees and the performance participation allocation will accrue to a specific class of shares and will only be included in the NAV calculation for that class as described below. Our Advisor’s valuation of each investment’s liabilities, including any third-party incentive fee payments or investment-level debt, deal terms and structure will not be reviewed by our independent valuation advisor.
For purposes of calculating our NAV, neither the organization and offering expenses, nor the general and administrative expenses advanced or paid by our Advisor through December 31, 2024 will be recognized as expenses or as a component of equity and reflected in our NAV until we pay our Advisor for these costs. In the future, our Advisor may defer payment of fees or reimbursement of additional expenses and any such amounts would not be recognized as expenses or as a component of equity and reflected in our NAV until we pay our Advisor for these costs.
Under applicable GAAP, we record liabilities for distribution fees (i) that we currently owe the Dealer Manager under the terms of our Dealer Manager Agreement and (ii) for an estimate that we may pay to our Dealer Manager in future periods. However, in keeping with standard industry practice, we do not deduct the liability for estimated future distribution fees in our calculation of NAV, which fees are not payable under certain circumstances, such as in the event of our liquidation.
NAV and NAV Per Share Calculation
Our NAV per share will be calculated by SS&C as of the last calendar day of each month and will generally be available within 15 calendar days after the end of each applicable month. Our board of directors, including a majority of our independent directors, may replace SS&C with another party, including our Advisor, if it is deemed appropriate to do so. Our Advisor is responsible for reviewing and confirming our NAV, and overseeing the process around the calculation of our NAV.
Each month, before taking into consideration accrued dividends or other class-specific accruals, any change in the aggregate NAV (the “Aggregate Fund NAV”) of our outstanding shares of each class of common stock, along with the Operating Partnership units held by third parties, will be allocated among each class of common stock and Operating Partnership unit based on each such class’s relative percentage of the previous Aggregate Fund NAV. Changes in our monthly

Aggregate Fund NAV include, without limitation, accruals of our net portfolio income, interest expense, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly Aggregate Fund NAV also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. Notwithstanding anything herein to the contrary, our Advisor may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. On an ongoing basis, our Advisor will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available. Due to the nature of hotel operations, we expect that the most recent property-level financial information available for use in calculating our NAV will be as of the end of the month prior to the NAV unless otherwise adjusted by the Advisor for material changes.
Following the allocation of the changes in our Aggregate Fund NAV as described above, NAV for each class of common stock and Operating Partnership unit held by parties other than us is adjusted for class-specific accruals for distributions, ongoing distribution fees, management fees payable to our Advisor and the performance participation allocation to the Special Limited Partner, to determine the monthly NAV for each class. These accruals are made on a class-specific basis and borne by all holders of the applicable class. These class-specific accruals may differ for each class, even when the NAV per share of each class is the same. We normally expect that the accrual of ongoing distribution fees on a class-specific basis will result in different amounts of distributions being paid with respect to certain classes of shares. In other words, the per share amount of distributions on Class T, Class S and Class D shares generally differs from other classes of shares because of class-specific distribution fees that are deducted from the gross distributions of Class T, Class S and Class D shares. Specifically, we expect distributions on Class T and Class S shares will be lower than Class D shares and distributions on Class D shares will be lower than Class I and Class E shares. However, if no distributions are authorized for a certain period, or if they are authorized in an amount less than the class-specific accruals of distribution fees with respect to such period, then pursuant to our valuation guidelines, the class-specific accruals of distribution fees may lower the NAV per share of a share class. With respect to class-specific accruals of the management fee and the performance participation allocation, we expect these accruals to cause the distributions and/or the NAV per share of Class E shares to be higher than those of other share classes. When the NAV per share of our classes are different, then changes to our assets and liabilities that are allocable based on NAV will also be different for each class. Because the purchase price of shares in the primary offering is equal to the transaction price, which generally equals the most recently disclosed monthly NAV per share, plus the upfront selling commissions and dealer manager fees, which are effectively paid by purchasers of shares at the time of purchase, the upfront selling commissions and dealer manager fees have no effect on the NAV of any class. At the close of business of each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our stockholders of record of such class.
NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
Our valuation guidelines include the following methodology to determine the monthly NAV of our Operating Partnership and the Operating Partnership units. Our Operating Partnership has classes of units that are each economically equivalent to our corresponding classes of shares. Accordingly, on the last day of each month, for such classes of units, the NAV per unit equals the NAV per share of the corresponding class. Classes of units of our Operating Partnership that do not correspond to a class of our shares will be valued in a manner consistent with these guidelines. The NAV of our Operating Partnership on the last day of each month equals the sum of the NAVs of each outstanding Operating Partnership unit on such day.
Relationship between NAV and Our Transaction Price
Purchases and repurchases of shares of our common stock are not made based on the most current monthly NAV per share of our common stock at the time of purchase or repurchase. Generally, our transaction price will equal our most recently disclosed monthly NAV. The transaction price will be the price at which we repurchase shares. The offering price will be the transaction price, plus applicable upfront selling commissions and dealer manager fees. Although the transaction price will generally be based on the most recently disclosed monthly NAV per share, such NAV per share may be significantly different from the current NAV per share of the applicable class of stock as of the date on which stockholder’s purchase or repurchase occurs.
In addition, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the most recently disclosed monthly NAV per share (including by updating a previously disclosed offering price) or suspend our offering and/or our share repurchase plan in cases where we believe there has been a material change (positive or negative) to our NAV per share since the most recently disclosed NAV per share. In cases where our transaction price is not based on the most recently disclosed monthly NAV per share, the offering price and repurchase price will not equal our NAV per share as of any time.

Generally, within 15 calendar days after the last calendar day of each month, we will determine our NAV per share for each share class as of the last calendar day of the prior month, which will generally be the transaction price for the then-current month for such share class. However, in certain circumstances, the transaction price will not be made available until a later time. We will disclose the transaction price for each month when available via our telephone line at (833) 591-3088, to a subscriber’s financial representative, and once we have a class of securities registered under the Exchange Act, via a public filing on a Current Report on Form 8-K.
Generally, subscribers will not be provided with direct notice of the transaction price when it becomes available. Therefore, if a subscriber wishes to know the transaction price prior to a subscription being accepted he or she must contact their financial representative.
However, if the transaction price is not made available on or before the eighth business day before the first calendar day of the month (which is six business days before the earliest date we may accept subscriptions), or a previously disclosed transaction price for that month is changed, then we will provide notice of such transaction price (and the first day on which we may accept subscriptions) directly to subscribing investors or their financial representatives when such transaction price is made available. In such cases, subscribing investors will have at least three business days from delivery of such notice before the subscription is accepted.
Subscribers are not committed to purchase shares at the time their subscription orders are submitted and any subscription may be canceled at any time before the time it has been accepted. Subscribers may withdraw their purchase request by notifying the transfer agent or through their financial intermediary.
Completed subscription requests will not be accepted by us before the later of (i) two business days before the first calendar day of each month and (ii) three business days after we make the transaction price (including any subsequent revised transaction price) available. As a result, subscribers will have a minimum of three business days after the transaction price for that month has been made available to withdraw the request before subscribers are committed to purchase the shares.
Please see the “Share Repurchase Plan” for additional information on timing for repurchase requests.
As our upfront selling commissions and dealer manager fees are a percentage of the transaction price, any increase or decrease in our transaction price will have a corresponding impact on the absolute amount of fees paid in connection with any purchase and thus the number of shares a stockholder would be able to purchase for the same aggregate amount. For example, an increase in the transaction price after a subscription was submitted would result in fewer shares purchased for the same aggregate amount (inclusive of upfront costs).
December 31, 2023 NAV Calculation
Our total NAV in the following table includes the NAV of our outstanding common stock as of December 31, 2023 as well as the partnership interests of the Operating Partnership held by parties other than us. The following table sets forth the components of our NAV as of December 31, 2023:

Components of NAV
Investments in real properties	$57,400
Cash and cash equivalents	2,204
Restricted cash	7,852
Other assets	426
Mortgage notes, term loans, and revolving credit facilities, net	(30,200)
Other liabilities	(2,274)
Management fee payable	(67)
Non-controlling interests in joint ventures	—
Net asset value	$35,341
Number of outstanding shares/units	1,409
NAV per share/unit	$25.0836

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2023 ($ and shares in thousands, expect per share/unit data):

	Class I Shares	Third Party Operating Partnership Units (1)	Total
As of December 31, 2023
Net Asset Value	$—	$35,341	$35,341
Number of outstanding shares/units	—	1,409	1,409
NAV per share/unit	$25.0834	$25.0836	$25.0836
_____________
(1)    Includes the partnership interest of Stirling OP by the Special Limited Partner, if any.
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2023 valuations:

	Discount Rate	Exit Capitalization Rate
Hotel properties	11.35%	8.70%
A change in these assumptions would impact the calculation of the value of our hotel properties. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our property values:

Sensitivities	Change	Asset Values
Discount rate	0.25% decrease	$58,400
	0.25% increase	$56,300
Exit capitalization rate	0.25% decrease	$58,100
	0.25% increase	$56,500
Limits on the Calculation of Our NAV Per Share
The overarching principle of our valuation guidelines is to produce reasonable estimated values for each of our investments (and other assets and liabilities), or the price that would be received for that investment in orderly transactions between market participants. However, the majority of our assets will consist of real estate properties and the valuation of our properties (and other assets and liabilities) is based on a number of judgments, assumptions and opinions about future events that may not prove to be correct. The use of different judgments, assumptions or opinions would likely result in a different estimate of the value of our real estate properties (and other assets and liabilities). Any resulting potential disparity in our NAV per share may be in favor of stockholders whose shares are repurchased or new purchasers of our common stock, as the case may be, depending on the circumstances at the time (for cases in which our transaction price is based on NAV).
Additionally, while the methodologies contained in our valuation guidelines are designed to operate reliably within a wide variety of circumstances, it is possible that in certain unanticipated situations or after the occurrence of certain extraordinary events (such as a significant disruption in relevant markets, a terrorist attack or an act of nature), our Advisor’s ability to calculate NAV may be impaired or delayed, including, without limitation, circumstances where there is a delay in accessing or receiving information from vendors or other reporting agents upon which our Advisor may rely upon in determining the monthly value of our NAV. In these circumstances, a more accurate valuation of our NAV could be obtained by using different assumptions or methodologies. Accordingly, in special situations when, in our Advisor’s reasonable judgment, the administration of the valuation guidelines would result in a valuation that does not represent a fair and accurate estimate of the value of our investment, alternative methodologies may be applied, provided that our Advisor must notify our board of directors at the next scheduled board meeting of any alternative methodologies utilized and their impact on the overall valuation of our investment. Notwithstanding the foregoing, our board of directors may suspend the offering and/or our share repurchase plan if it determines that the calculation of our NAV is materially incorrect or unreliable or there is a condition that restricts the valuation of a material portion of our assets.
We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on stockholders’ ability to sell shares under our share repurchase plan and our ability to suspend or terminate our share repurchase plan at any time. Our NAV generally does not consider exit costs (e.g., selling costs and commissions and debt prepayment penalties related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.
Our NAV per share does not represent the amount of our assets less our liabilities in accordance with GAAP. We do not represent, warrant or guarantee that:
•a stockholder would be able to realize the NAV per share for the class of shares a stockholder owns if the stockholder attempts to sell its shares;
•a stockholder would ultimately realize distributions per share equal to the NAV per share for the class of shares it owns upon liquidation of our assets and settlement of our liabilities or a sale of our company;
•shares of our common stock would trade at their NAV per share on a national securities exchange;
•a third party would offer the NAV per share for each class of shares in an arm’s-length transaction to purchase all or substantially all of our shares; or
•the NAV per share would equate to a market price of an open-ended real estate fund.
Holders
As of March 26, 2024, we had two holders of our of our Class I common stock.
Distributions
For the year ended December 31, 2023, we declared one distribution to our holders of record as of December 31, 2023 in the amount of $0.1042 per share, less certain expenses. The board of directors will continue to review our distribution policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, excluding net capital gains (which does not necessarily equal net income as calculated in accordance with GAAP). Distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our operating partnership. This, in turn, may depend upon receipt of lease payments with respect to our properties from indirect, wholly-owned subsidiaries of our operating partnership and the management of our properties by our hotel managers and general business conditions.
Distributions are authorized at the discretion of our board of directors, in accordance with our earnings, cash flows and general financial condition. Our board of directors’ discretion is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. To qualify as a REIT, we are required to pay distributions sufficient to satisfy the requirements for qualification as a REIT for tax purposes. We intend to distribute sufficient income so that we satisfy the requirements for qualification as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. We intend to declare monthly distributions as authorized by our board of directors (or a committee of the board of directors) and to pay such distributions on a monthly basis. Our distribution policy is set by our board of directors and is subject to change based on available cash flows. Distributions are made on all classes of our common stock at the same time. We normally expect that the accrual of ongoing fees on a class-specific basis will result in different amounts of distributions being paid with respect to certain classes of shares.
There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
Unregistered Sales of Equity Securities
We are undertaking a continuous private offering to accredited investors, pursuant to which we will offer and sell up to $1,000,000,000 in shares of common stock consisting of up to $900,000,000 in shares in the primary offering and up to $100,000,000 in shares pursuant to the distribution reinvestment plan.
In December 2023, we commenced the offering of Class I shares, and on February 13, 2024, we commenced the offering of Class D, Class S, and Class T shares pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. As of March 26, 2024, we have sold 397 common shares in the private placement offering.
We have engaged the Dealer Manager, as the dealer manager for the private offering. Under the terms of the Dealer Manager Agreement, the Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary based on agreements between the Dealer Manager and certain selected dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, selected dealers. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares or shares of any class sold pursuant to our distribution reinvestment plan.
See Part IV Item 12 for equity compensation plan information.
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of shares of our common stock during each of the months in the fourth quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	—		—	$—
November 1 to November 30	—		—	$—
December 1 to December 31	—		—	$—
Total	—		—
Item 6.    Reserved
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022 for Stirling OP. Discussions of 2022 items and year-to-year comparisons between 2022 and 2021 of the Initial Portfolio that was contributed to Stirling OP that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, of the Company’s Form 10.
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed above in the section entitled “Cautionary Note Regarding Forward Looking Statements.”
Overview
Stirling Hotels & Resorts, Inc. invests primarily to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts across all chain scales located primarily in the United States that are operated under widely recognized brands licensed from hotel franchisors such as Marriott, Hilton, Hyatt, and Intercontinental Hotel Group, and to a lesser extent, invest in real estate debt secured by hotels and resorts and develop hotels and resorts. The Company is the sole general partner and a limited partner of Stirling OP. We are externally managed by our Advisor, an affiliate of Ashford.
The Company was formed on September 1, 2023 (“Inception”) as a Maryland corporation and intends to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2024. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.
On December 6, 2023, Stirling Inc., through Stirling OP acquired four hotel properties and assumed a mortgage loan secured by the four hotel properties (the “Initial Portfolio”) from Ashford Hospitality Limited Partnership (“Ashford Hospitality

OP”) and Ashford TRS Corporation (“Ashford Hospitality TRS,” and together with Ashford Hospitality OP, the “Anchor Investor”), each a subsidiary of Ashford Hospitality Trust, Inc. (“Ashford Trust”), in exchange for Class I units of Stirling OP pursuant to the terms of the contribution agreement (the Contribution Agreement”), by and among Stirling OP and the Anchor Investor. The gross contribution value was $56.2 million which represented the appraised value of the Initial Portfolio as provided by LW Hospitality Advisors (“LWHA”), an independent third-party appraiser engaged to value the Initial Portfolio with additional input and oversight by Altus Group U.S. Inc. (“Altus”) and the Advisor. Additionally, Stirling OP assumed a mortgage loan with a carrying value of $30.2 million. The acquisition also included $9.0 million of net working capital and reserves and was subject to customary post-closing adjustments resulting in a net contribution value of the Initial Portfolio of $35.0 million. Subsequent to December 31, 2023, estimated working capital and reserves were finalized resulting in the Anchor Investor returning 4,423 Class I units totaling approximately $111,000 to Stirling OP. The final net contribution value of the Initial Portfolio was $34.9 million.
Other than our investment in Stirling OP, we had neither engaged in any operations nor generated any revenues through December 31, 2023. Our entire activity from inception through December 31, 2023 primarily consisted of investment in Stirling OP and allocation of income (loss) from Stirling OP. When we receive proceeds from the sale of shares of our common stock in our private placement, we will contribute such proceeds to Stirling OP and receive common units in Stirling OP that correspond to the classes of our shares sold. On September 5, 2023 we were capitalized with an initial investment of $25 from our sole stockholder to us, which we contributed to Stirling OP and received one Class I common unit. We account for the common unit acquired in Stirling OP as an equity method investment during any period our investment in Stirling OP is not considered significant to Stirling OP and will consolidate Stirling OP at such time our investment in Stirling OP is considered significant to Stirling OP (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our offering proceeds in Stirling OP and hold no other assets other than Stirling OP common units. We therefore expect to eventually consolidate Stirling OP, and we have included the audited consolidated and combined consolidated financial statements of Stirling OP in Part IV Item 15 of this Annual Report on Form 10-K, as we believe a discussion of the performance and results of operations of Stirling OP would be meaningful to investors as our cash flows and operating results are driven by Stirling OP, and subsequent invested capital will be significant to the Company.
Recent Developments
The Company’s business is materially affected by conditions in the financial markets and economic conditions in the U.S. Rising interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, which may adversely affect the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities.
Results of Operations
Since the Company had no significant assets or operations prior to December 6, 2023, the Company does not have any results of operations for the years ended December 31, 2023 and 2022. The following results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 represent the operations of Stirling OP.
For periods prior to December 6, 2023, the date of the contribution of the Initial Portfolio, the accompanying historical combined consolidated financial statements of the Initial Portfolio have been “carved out” of Ashford Trust’s consolidated financial statements and reflect certain assumptions and allocations. These hotels are under Ashford Trust’s common control. The combined consolidated financial statements were prepared using the financial position and results of operations of the entities set forth above after adjustments for certain ownership related activities that have been historically accounted for by Ashford Trust. These ownership activities include mortgage indebtedness associated with the four hotels, debt related expenses and other owner related expenses. In addition, the combined consolidated statements of operations include allocations of advisory service fees and corporate general and administrative expenses from Ashford Trust, which in the opinion of management, are reasonable. The historical financial information is not necessarily indicative of the Company’s future results of operations, financial position and cash flows subsequent to the contribution.
Key Indicators of Operating Performance
Stirling OP uses a variety of operating and other information to evaluate the operating performance of its business. These key indicators include financial information that is prepared in accordance with GAAP as well as other financial measures that are non-GAAP measures. In addition, it uses other information that may not be financial in nature, including statistical information and comparative data. Stirling OP uses this information to measure the operating performance of its individual hotels, groups of hotels and/or business as a whole. Stirling OP also uses these metrics to evaluate the hotels in its portfolio and potential acquisitions to determine each hotel’s contribution to cash flow and its potential to provide attractive long-term total returns. These key indicators include:
•Occupancy—Occupancy means the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occupancy measures the utilization of Stirling OP hotels’ available capacity. Stirling OP use occupancy to measure demand at a specific hotel or group of hotels in a given period.
•ADR—ADR means average daily rate and is calculated by dividing total hotel rooms revenues by total number of rooms sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. Stirling OP uses ADR to assess the pricing levels that it is able to generate.
•RevPAR—RevPAR means revenue per available room and is calculated by multiplying ADR by the average daily occupancy. RevPAR is one of the commonly used measures within the hotel industry to evaluate hotel operations. RevPAR does not include revenues from food and beverage sales or parking, telephone or other non-rooms revenues generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. Stirling OP also uses RevPAR to compare the results of its hotels between periods and to analyze results of its comparable hotels (comparable hotels represent hotels it has owned for the entire period). RevPAR improvements attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. RevPAR improvements attributable to increases in ADR are generally accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.
RevPAR changes that are primarily driven by changes in occupancy have different implications for overall revenues and profitability than changes that are driven primarily by changes in ADR. For example, an increase in occupancy at a hotel would lead to additional variable operating costs (including housekeeping services, utilities and room supplies) and could also result in increased other operating department revenue and expense. Changes in ADR typically have a greater impact on operating margins and profitability as they do not have a substantial effect on variable operating costs.
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across Stirling OP’s entire business. Stirling OP evaluates individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and its available supply of hotel rooms.
Principal Factors Affecting Stirling OP’s Results of Operations
The principal factors affecting Stirling OP’s operating results include overall demand for hotel rooms compared to the supply of available hotel rooms, and the ability of its third-party management companies to increase or maintain revenues while controlling expenses.
Demand—The demand for lodging, including business travel, is directly correlated to the overall economy; as GDP increases, lodging demand typically increases. Historically, periods of declining demand are followed by extended periods of relatively strong demand, which typically occurs during the growth phase of the lodging cycle.
Supply—The development of new hotels is driven largely by construction costs, the availability of financing and expected performance of existing hotels. Short-term supply is also expected to be below long-term averages. While the industry is expected to have supply growth below historical averages, Stirling OP may experience supply growth, in certain markets, in excess of national averages that may negatively impact performance.

Stirling OP expects that its ADR, occupancy and RevPAR performance will be impacted by macroeconomic factors such as national and local employment growth, personal income and corporate earnings, GDP, consumer confidence, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction, the pricing strategies of competitors and currency fluctuations. In addition, its ADR, occupancy and RevPAR performance are dependent on the continued success of the Marriott and Hilton brands.
Revenue—Substantially all of Stirling OP’s revenue is derived from the operation of hotels. Specifically, its revenue is comprised of:
•Rooms revenue: Occupancy and ADR are the major drivers of rooms revenue. Rooms revenue accounts for the substantial majority of Stirling OP’s total revenue.
•Other hotel revenue: Occupancy and the nature of the property are the main drivers of other ancillary revenue, such as telecommunications, parking and leasing services.
Hotel Operating Expenses—The following presents the components of Stirling OP’s hotel operating expenses:
•Rooms expense: These costs include housekeeping wages and payroll taxes, reservation systems, room supplies, laundry services and front desk costs. Like rooms revenue, occupancy is the major driver of rooms expense and, therefore, rooms expense has a significant correlation to rooms revenue. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.
•Management fees: Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels.
•Other hotel expenses: These expenses include labor and other costs associated with the other operating department revenues, as well as labor and other costs associated with administrative departments, franchise fees, sales and marketing, repairs and maintenance and utility costs.
Most categories of variable operating expenses, including labor costs such as housekeeping, fluctuate with changes in occupancy. Increases in occupancy are accompanied by increases in most categories of variable operating expenses, while increases in ADR typically only result in increases in limited categories of operating costs and expenses, such as franchise fees, management fees and credit card processing fee expenses which are based on hotel revenues. Thus, changes in ADR have a more significant impact on operating margins than changes in occupancy.

The following table summarizes the changes in key line items from Stirling OP’s consolidated and combined consolidated statements of operations for the year ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Revenue
Rooms	$16,556	$15,685	$871	5.6%
Other hotel revenue	290	228	62	27.2%
Total hotel revenue	16,846	15,913	933	5.9%
Expenses
Hotel operating expenses:
Rooms	3,899	3,813	(86)	(2.3)%
Other expenses	6,224	5,909	(315)	(5.3)%
Management fees	727	687	(40)	(5.8)%
Total hotel expenses	10,850	10,409	(441)	(4.2)%
Property taxes, insurance and other	960	830	(130)	(15.7)%
Depreciation and amortization	3,552	3,564	12	0.3%
Advisory service fee	563	512	(51)	(10.0)%
Corporate, general and administrative	1,041	101	(940)	(930.7)%
Operating income (loss)	(120)	497	(617)	(124.1)%
Interest income	3	—	3
Interest expense and amortization of loan costs	(1,665)	(1,660)	(5)	(0.3)%
Write-off of loan costs	(144)	—	(144)
Income tax benefit (expense)	(405)	(493)	88	17.8%
Net income (loss)	$(2,331)	$(1,656)	$(675)	(40.8)%
The following table illustrates the key performance indicators of the four hotel properties included in Stirling OP’s results of operations:

	Year Ended December 31,
	2023	2022
RevPAR (revenue per available room)	$112.00	$106.10
Occupancy	76.60%	78.51%
ADR (average daily rate)	$146.23	$135.15
Rooms revenue (in thousands)	16,556	15,685
Total hotel revenue (in thousands)	16,846	15,913
Comparison of the Year Ended December 31, 2023 and 2022
Net Income (Loss). Net loss increased $675,000 from $1.7 million for the year ended December 31, 2022 (“2022”) to $2.3 million for the year ended December 31, 2023 (“2023”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $871,000, or 5.6%, to $16.6 million during 2023 compared to 2022. During 2023, Stirling OP’s four hotels experienced an 8.2% increase in room rates partially offset by a 191 basis point decrease in occupancy.

Fluctuations in rooms revenue between 2023 and 2022 are a result of the changes in occupancy and ADR between 2023 and 2022 as reflected in the table below (dollars in thousands):

	Favorable (Unfavorable)
Hotel Property	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Residence Inn Manchester	$68	(539)	15.1%
Hampton Inn Buford	677	371	9.6%
SpringHill Suites Buford	293	148	12.7%
Residence Inn Jacksonville	(167)	(1,028)	0.4%
Total	$871	(191)	8.20%
Other Hotel Revenue. Other hotel revenue, which consists of various miscellaneous revenues, increased $62,000, or 27.2%, to $290,000 in 2023 compared to 2022, from an aggregate increase of $63,000 at three hotel properties, partially offset by a decrease of $1,000 at SpringHill Suites Buford.
Rooms Expense. Rooms expense increased $86,000, or 2.3%, to $3.9 million in 2023 compared to 2022, which is primarily attributable to higher rooms revenue. Rooms margin was 76.4% in 2023 and 75.7% in 2022.
Other Operating Expenses. Other operating expenses increased $315,000, or 5.3%, to $6.2 million in 2023 compared to 2022. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
Stirling OP’s four hotels experienced an increase in indirect expenses of $322,000 partially offset by a decrease in direct expenses of $7,000. Direct expenses were 0.5% of total hotel revenue in 2023 and 0.6% in 2022. The increase in indirect expenses was attributable to increases in (i) general and administrative costs of $161,000; (ii) marketing costs of $92,000; (iii) repairs and maintenance of $92,000; and (iv) energy costs of $19,000. These increases were partially offset by decreases of (i) $40,000 in incentive management fees; and (ii) $2,000 in lease expense.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $130,000 or 15.7%, to $960,000 in 2023 compared to 2022, which was primarily due to an increase in property and other taxes of $65,000 and insurance expenses of $65,000.
Depreciation and Amortization. Depreciation and amortization decreased $12,000 or 0.3%, to $3.6 million in 2023 compared to 2022 as a result of fully depreciated assets.
Advisory Services Fee. Advisory services fee was $563,000 in 2023 that was comprised of allocated advisory fees from Ashford Trust of $486,000 through December 5, 2023 as well as advisory service fees of $77,000 from Stirling REIT Advisor LLC. In 2022 advisory services fee consisted of an allocated advisory services fee of $512,000.
Corporate, General and Administrative. Corporate, general and administrative expense was $1.0 million in 2023, which was comprised of $180,000 of allocated expenses from Ashford Trust prior to December 6, 2023 and $861,000 of Corporate, general and administrative expenses subsequent to December 6, 2023 that are primarily start up and organization cost. In 2022, allocated corporate, general and Administrative expenses were $101,000.
Interest Income. Interest income was $3,000 in 2023.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs were $1.7 million in 2023 and $1.7 million in 2022, respectively. On November 16, 2023, Ashford Trust refinanced the $6.3 million mortgage loan secured by the Residence Inn Manchester, the $9.3 million mortgage loan secured by the Residence Inn Jacksonville, and the $17.2 million mortgage loan secured by the Hampton Inn Buford and the SpringHill Suites Buford. The new mortgage loan totaled $30.2 million.
Write-off of Loan Costs. Write-off of loan costs was $144,000 in 2023 related to the refinance of the Company's mortgage loans discussed above.
Income Tax (Expense) Benefit. Income tax expense decreased $88,000, from $493,000 in 2022 to $405,000 in 2023. This decrease was primarily due to a decrease in the profitability of the Ashford TRS entities as it relates to the Initial Portfolio in 2023 compared to 2022.

Liquidity and Capital Resources
Net Asset Value
We will calculate NAV per share for each class of shares monthly. Our NAV for each class of our shares of common stock will be based on the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including class-specific accruals.
Distributions
We intend to declare monthly distributions as authorized by our board of directors (or a committee of the board of directors) and to pay such distributions on a monthly basis. Our first such distribution was declared for our holders of record as of December 31, 2023 in an amount equal to $0.1042 per share, less certain expenses. Subsequent distributions were declared for our holders of record as of January 31, 2024 and February 29, 2024. Our distribution policy is set by our board of directors and is subject to change based on available cash flows.
Liquidity
We believe that Stirling OP has sufficient liquidity to operate its business. Stirling OP’s cash and cash equivalents as of December 31, 2023 was approximately $2.4 million. In addition to Stirling OP’s immediate liquidity, we expect to obtain incremental liquidity through the sale of our common shares, which we intend to commence offering as outlined in the Capital Resources section below. In addition, Stirling OP may incur indebtedness secured by its real estate investments, borrow money through unsecured financings, or incur other forms of indebtedness. Stirling OP may also generate incremental liquidity through the sale of our real estate and real estate debt investments.
Our primary liquidity needs are to fund future investments, make distributions to our stockholders, repurchase common shares pursuant to our share repurchase plan, pay operating expenses, fund capital expenditures, and repay indebtedness. Our operating expenses will include, among other things, the management fee we pay to the Advisor and the performance participation allocation that the Operating Partnership pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Advisor or the Special Limited Partner elect to receive such payments in cash, or subsequently redeem common shares or common units previously issued to them.
We expect that our cash needs for acquisitions and other capital investments will be funded primarily from the sale of common shares and through the incurrence or assumption of debt. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.
We believe that our current liquidity position is sufficient to meet the need of our expected investment activity.
Stirling OP’s cash and cash equivalents are primarily comprised of corporate cash invested in short-term U.S. Treasury securities with maturity dates of less than 90 days and corporate cash held at commercial banks in Insured Cash Sweep (“ICS”) accounts, which are fully insured by the FDIC. Stirling OP’s cash and cash equivalents also includes property-level operating cash deposited with commercial banks that have been designated as a Global Systemically Important Bank (“G-SIB”) by the Financial Stability Board (“FSB”) and a small amount deposited with other commercial banks.
Capital Resources
As of March 26, 2024, Stirling OP’s indebtedness included a single mortgage loan secured by all four of its hotel properties, which carries a fixed interest rate of 8.506% and matures in December 2028.
In December 2023, the Company commenced the offering of its Class I shares through a continuous private placement offering. On February 13, 2024, we commenced issuing Class D, Class S, and Class T shares in the offering.
As of March 26, 2024,we have sold 397 common shares in the private placement offering.
Sources and Uses of Cash
Our and Stirling OP’s principal sources of funds to meet cash requirements include cash on hand, cash flow from operations, capital market activities, property refinancing proceeds and asset sales. Additionally, our and Stirling OP’s principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, dividends, new investments, and debt interest and principal payments. Items that impacted Stirling OP’s cash flow and liquidity during the periods indicated are summarized as follows:

Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $3.3 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively. Cash flows provided by (used in) operations were impacted by changes in hotel operations as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2023, net cash flows used in investing activities were $5.0 million, which primarily consisted of $5.0 million for capital improvements made to various hotel properties.
For the year ended December 31, 2022, net cash flows used in investing activities were $3.9 million. Cash outflows consisted of $3.9 million for capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2023, net cash flows provided by financing activities were $9.8 million. Cash inflows primarily consisted of $30.2 million of borrowings on indebtedness, $14.3 million of contributions from parent and $200,000 of contributions from Stirling REIT Advisors LLC partially offset by cash outflows of $32.8 million for repayments of indebtedness and $2.1 million for payments of loan costs.
For the year ended December 31, 2022, net cash flows provided by financing activities were $331,000. Cash inflows consisted of $1.1 million of contributions from owner, partially offset by cash outflows of $748,000 for repayments of indebtedness.
Distribution Policy
We intend to declare monthly distributions as authorized by our board of directors (or a committee of the board of directors) and to pay such distributions on a monthly basis. Our distribution policy is set by our board of directors and is subject to change based on available cash flows. We cannot guarantee the amount of distributions paid, if any. In connection with a distribution to our stockholders, our board of directors approves a monthly distribution for a certain dollar amount per share for each class of our common stock. Share repurchases under our share repurchase plan will be effectuated as of the opening of the last business day of each month and we expect to declare monthly distributions with a record date as of the close of business of the last calendar day of each month. You will not be entitled to receive a distribution if any shares are repurchased prior to the applicable time of the record date for such distribution.
Distributions are made on all classes of our outstanding common stock at the same time. Ongoing distribution fees, managements fees and the performance participation allocation accrue on a class-specific basis. We normally expect that the accrual of ongoing distribution fees on a class-specific basis will result in different amounts of distributions being paid with respect to certain classes of shares. In other words, the per share amount of distributions on Class T, Class S and Class D shares will generally differ from other classes of shares because of class-specific distribution fees that are deducted from the gross distributions of Class T, Class S and Class D shares. Specifically, we expect distributions on Class T and Class S shares will be lower than Class D shares and distributions on Class D shares will be lower than Class I and Class E shares. However, if no distributions are authorized for a certain period, or if they are authorized in an amount less than the class-specific accruals of distribution fees with respect to such period, then pursuant to our valuation guidelines, the class-specific accruals of distribution fees may lower the NAV per share of a share class. With respect to class-specific accruals of the management fee and the performance participation allocation, we expect these accruals to cause the distributions and/or the NAV per share of Class E shares to be higher than those of other share classes.
We expect to use the “record share” method of determining the per share amount of distributions on Class T shares, Class S shares, Class D shares, Class I shares and Class E shares, although our board of directors may choose any other method. The “record share” method is one of several distribution calculation methods for multiple-class funds recommended, but not required, by the American Institute of Certified Public Accountants. Under this method, the amount to be distributed on our common stock will be increased by the sum of all class-specific accruals. Such amount will be divided by the number of our common shares outstanding on the record date. Such per share amount will be reduced for each class of common stock by the per share amount of any class-specific accruals allocable to such class.
To qualify as a REIT, we are required to pay distributions sufficient to satisfy the requirements for qualification as a REIT for tax purposes. We intend to distribute sufficient income so that we satisfy the requirements for qualification as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. Generally, income distributed to stockholders will not be taxable to us under the Code if we distribute at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains.

Distributions are authorized at the discretion of our board of directors, in accordance with our earnings, cash flows and general financial condition. Our board of directors’ discretion is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flows which we expect to receive during a later quarter and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Due to these timing differences, we may be required to borrow money, use proceeds from the issuance of securities (in our private offering or subsequent offerings, if any) or sell assets in order to distribute amounts sufficient to satisfy the requirement that we distribute at least 90% of our REIT taxable income in order to qualify as a REIT. We have not established any limit on the amount of proceeds from our private offering that may be used to fund distributions other than those limits imposed by our organizational documents and Maryland law.
There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which our Advisor elects to receive its management fee in Class E shares or Class E units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class E units, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sale of or repayment of our assets, from the proceeds of our private offering or from borrowings will result in us having less funds available to acquire properties or other real estate related securities. As a result, the return an investor realizes on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute an investor’s interest in us on a percentage basis and may impact the value of their investment especially if we sell these securities at prices less than the price they paid for their shares.
If our board of directors gives general authorization for a distribution and provides for or establishes a method or procedure for determining the maximum amount of the distribution, our board of directors may delegate to one of our officers the power, in accordance with the general authorization, to fix the amount and other terms of the distribution.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders will have their cash distributions automatically reinvested in additional shares of our common stock unless they elect to receive their distributions in cash. Any cash distributions attributable to the class or classes of shares owned by participants in the distribution reinvestment plan will be immediately reinvested in our shares on behalf of the participants on the business day such distribution would have been paid to such stockholder.
The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the most recently disclosed transaction price at the time of the record date of the distribution. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The distribution fees with respect to shares of our Class T shares, Class S shares and Class D shares will be calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares of that class purchased in the private offering.
We reserve the right to amend any aspect of our distribution reinvestment plan without the consent of our stockholders, provided that notice of any material amendment is sent to participants at least ten business days prior to the effective date of that amendment. In addition, we may suspend or terminate the distribution reinvestment plan for any reason at any time upon ten business days’ prior written notice to participants. A stockholder’s participation in the plan will be terminated to the extent that a reinvestment of such stockholder’s distributions in our shares would cause the percentage ownership or other limitations contained in our charter to be violated. Participants may terminate their participation in the distribution reinvestment plan with ten business days’ prior written notice to us.
Our transfer agent will provide on a quarterly basis to each participant in the distribution reinvestment plan a statement of account describing, as to such participant, (1) the distributions reinvested during the quarter, (2) the number of shares purchased during the quarter, (3) the per share purchase price for such shares and (4) the total number of shares purchased on behalf of the participant under the plan. On an annual basis, tax information with respect to income earned on shares under the plan for the calendar year will be provided to each applicable participant.

Inflation
We rely entirely on the performance of our hotel properties and the ability of the hotel properties’ managers to increase revenues to keep pace with inflation. Hotel operators can generally increase room rates, but competitive pressures may limit their ability to raise rates faster than inflation. Our general and administrative costs, real estate and personal property taxes, property and casualty insurance, labor costs and utilities are subject to inflation as well.
Seasonality
The hospitality business is seasonal, highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. The hospitality industry generally experiences seasonal slowdown in the third quarter and, to a lesser extent, in the fourth quarter of each year. As a result of such seasonality, there will likely be quarterly fluctuations in results of operations of any hospitality properties that we may own.
Critical Accounting Policies and Estimates
The significant accounting policies for the Company and Stirling OP are fully described in the notes to their respective financial statements included in Part IV Item 15. We believe that the following discussion addresses the most critical accounting estimates of the Company and Stirling OP, representing those policies considered most vital to the portrayal of Stirling OP’s financial condition and results of operations and require management’s most difficult, subjective, complex judgments and can include significant estimates.
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If the analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, many assumptions and estimates are made, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. No impairment charges were recorded for the years ended December 31, 2023, 2022 and 2021, respectively. See note 2 to Stirling OP’s consolidated and combined consolidated financial statements.
Income Taxes—As we intend to qualify as a REIT, we generally will not be subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Stirling TRS is treated as a TRS for U.S. federal income tax purposes. In accordance with authoritative accounting guidance, income taxes related to Stirling TRS are accounted for using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the analysis utilized in determining any deferred tax asset valuation allowance involves considerable judgment and assumptions. See note 9 to Stirling OP’s consolidated and combined consolidated financial statements.
The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2019 through 2023 remain subject to potential examination by certain federal and state taxing authorities.

Recently Issued Accounting Standards
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact that ASU 2023-07 will have on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which eliminated the historic requirement that entities disclose information concerning unrecognized tax benefits having a reasonable possibility of significantly increasing or decreasing in the 12 months following the reporting date. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted. We are currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Stirling OP’s primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. Currently Stirling OP’s mortgage loan has a fixed rate.
Item 8.Financial Statements and Supplementary Data
Our financial statements and the accompanying notes to our financial statements are included under Item 15 of this Annual Report on Form 10-K.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
Our directors and executive officers are set forth below.

Name	Age	Position
Monty J. Bennett	58	Chief Executive Officer and Director
Deric S. Eubanks	48	President
Stephen Zsigray	38	Chief Financial Officer and Treasurer
Eric Batis	40	Chief Operating Officer
Justin Coe	40	Chief Accounting Officer
Alex Rose	38	Executive Vice President, General Counsel and Secretary
Christopher C. Nixon	38	Executive Vice President, Head of Asset Management
Jay Steigerwald	61	Head of Capital Markets
Frederick J. Kleisner	79	Chairman of the Board and Independent Director
Mark Goldberg	62	Independent Director
Monty J. Bennett has served as our Chief Executive Officer since November 2023 and as an affiliated director since September 2023. He has served as Chief Executive Officer of our Advisor since November 2023. He has served as Chairman of the Board of Directors of Braemar since April 2013. He has also served as the Chief Executive Officer and Chairman of the board of directors of Ashford since November 2014. Mr. Bennett has also served on Ashford Trust’s board of directors since May 2003 and served as its Chief Executive Officer from that time until February 2017. Effective in January 2013, Mr. Bennett was appointed as the Chairman of the board of directors of Ashford Trust. Prior to January 2009, Mr. Bennett served as Ashford Trust’s President. Mr. Bennett currently serves as the chair of Ashford Trust’s acquisitions committee. Mr. Bennett joined Remington Hospitality in 1992 and has served in several key positions, such as Chief Executive Officer, President, Executive Vice President, Director of Information Systems, General Manager and Operations Director.
Mr. Bennett is a lifelong advocate of civic engagement and takes pride in giving back to the Dallas-Fort Worth community. Together with the Ashford companies, he supports numerous charitable organizations including Alzheimer’s Association, Habitat for Humanity, North Texas Food Bank, the S.M. Wright Foundation and the Special Olympics.
Mr. Bennett holds a Master’s degree in Business Administration from the S.C. Johnson Graduate School of Management at Cornell University and a Bachelor of Science degree with distinction from the Cornell School of Hotel Administration. He is a life member of the Cornell Hotel Society. He has over 30 years of experience in the hotel industry and has experience in virtually all aspects of the hospitality industry, including hotel ownership, finance, operations, development, asset management and project management. He is a member of the American Hotel & Lodging Association’s Industry Real Estate Finance Advisory Council (IREFAC) and formerly was a member of Marriott’s Owner Advisory Council and Hilton’s Embassy Suites Franchise Advisory Council.
Mr. Bennett is a frequent speaker and panelist for various hotel development and industry conferences, including the NYU International Hospitality Industry Investment Conference and the Americas Lodging Investment Summit conferences.
Mr. Bennett’s extensive industry experience as well as the strong and consistent leadership qualities he has displayed in his current role as the Chief Executive Officer and Chairman of the Board of the Company, and his experience with, and knowledge of, the Company and its operations gained in those roles, his prior role as the Chief Executive Officer and his current role as the Chairman of each of Ashford Trust and Braemar, are vital qualifications and skills that make him uniquely qualified to serve as a director of the Company and as the Chairman of the Board.
Deric S. Eubanks has served as our President since November 2023. In addition, he currently serves as the Chief Financial Officer of Ashford, Ashford Trust and Braemar and has held these positions since 2014.
In his role at Ashford, Ashford Trust and Braemar, Mr. Eubanks oversees all corporate finance, financial reporting, capital raising, investor relations, and risk management activities for these entities. Prior to his role as Chief Financial Officer, Mr. Eubanks served as the Senior Vice President of Finance at Braemar (since November 2013) and at Ashford Trust (since September 2011), and prior to that he served as Vice President of Investments for Ashford Trust and was responsible for sourcing and underwriting hotel investments including direct equity investments, joint venture equity, preferred equity, mezzanine loans, first mortgages, B-notes, construction loans, and other debt securities. Mr. Eubanks has been with Ashford since Ashford Trust’s initial public offering in 2003. During his time with Ashford, Mr. Eubanks has been involved in the acquisition of over 200 hotels, $400 million of debt investments, almost $16 billion of hotel financings, $1.8 billion of preferred equity capital raised, and $2.7 billion of common equity capital raised. He was also instrumental in the spin-offs of Braemar Hotels & Resorts and Ashford Inc. from Ashford Hospitality Trust.
Mr. Eubanks has written several articles for industry publications and is a frequent speaker at industry conferences and industry round tables. Before joining Ashford, Mr. Eubanks was a Manager of Financial Analysis for ClubCorp, where he assisted in underwriting and analyzing investment opportunities in the golf and resort industries.
Mr. Eubanks earned a Bachelor of Business Administration degree from Southern Methodist University and is a Chartered Financial Analyst (“CFA”) charter holder. He is a member of the CFA Institute and the CFA Society of Dallas-Fort Worth.
Stephen Zsigray has served as our Chief Financial Officer and Treasurer since November 2023. Mr. Zsigray also serves as Senior Vice President of Corporate Finance & Strategy for Ashford, a position he has held since May 2020, facilitating capital raising and financing for Ashford and its advised public REITs. He also heads Ashford’s cash management platform and oversees corporate hedging strategy. Since 2020, Mr. Zsigray has helped the platforms raise more than $1.2 billion in common and preferred equity, secure over $1.0 billion in new corporate and property-level debt financing, and negotiate maturity extensions on over $3.0 billion in mortgage debt.
Mr. Zsigray joined Ashford in 2014 as a trader and portfolio manager in Ashford’s investment management division, and subsequently served as President and Chief Operating Officer of OpenKey, an Ashford-affiliated hospitality technology company that provides digital guest key and access control solutions to hotels worldwide.
Prior to joining Ashford, Mr. Zsigray was with UBS Investment Bank in New York, where he traded and helped clients structure derivatives across equity, fixed income, and commodity markets. He began his career with Deloitte Consulting in St. Louis, where he advised Fortune 500 clients on issues related to M&A, business transformation, and process improvement.
Mr. Zsigray received his Bachelor of Science in Business Administration from Saint Louis University, and graduated from Indiana University’s Kelley School of Business with his MBA in Finance. He currently serves on the Advisory Council for the North Texas Food Bank, and has advised a number of non-profit organizations in the Dallas metroplex. Mr. Zsigray previously served as an Executive Board Member of the Dallas Security Traders Association, and has been invited to speak on topics ranging from lodging and commercial real estate to broader global macroeconomics.
Eric J. Batis has served as our Chief Operating Officer since November 2023. In addition, he serves as the Executive Vice President of Operations for Ashford, a position he has held since October 2022. In this role, Mr. Batis oversees the operations of Ashford, including both its asset management advisory business and its hospitality products and service business. Mr. Batis is responsible for the growth of Ashford’s products and services line of business through strategic acquisitions and investments in businesses that are engaged in providing hospitality products and services and developing and overseeing their operations and growth. He previously served as the Senior Vice President of Portfolio Management, where he led the acquisition or investment process for OpenKey, J&S Audio Visual (now INSPIRE, including add-on Buffalo Audio Visual), Lismore Capital, Kalibri Labs, PURE Rooms and RED Hospitality and Leisure (including add-ons Sebago Watersports and Alii Nui). Mr. Batis has also served in Ashford’s Asset Management department, managing a portfolio of hotels for Ashford, Ashford Trust, and Braemar, and previously led its Capital Management group, leading the process for renovation and repositioning of hotels.
Before joining Ashford Inc. in 2013, Mr. Batis was a Vice President with investment bank Houlihan Lokey. In this role, Mr. Batis led real estate valuation efforts of the group, valuing thousands of properties across multiple property types including hospitality, office, retail, industrial, multi-family, residential developments, and other commercial uses. Mr. Batis assisted clients with various projects including mergers and acquisitions, financings, insurable value purposes, potential litigation matters, estate purposes, real estate tax appeal issues, portfolio maintenance, and financial reporting. Prior to joining Houlihan Lokey, Mr. Batis worked for Integra Realty Resources in Chicago, valuing commercial properties across the Midwest.
Mr. Batis holds a Bachelor of Arts degree in Political Science from Northwestern University.
Justin R. Coe has served as our Chief Accounting Officer since November 2023. Prior to becoming Chief Accounting Officer, he served as Senior Vice President of Accounting at Ashford beginning in July 2015. As Senior Vice President of Accounting Mr. Coe is responsible for overseeing most of the accounting functions for Ashford and each of its advised platforms, including Ashford Trust and Braemar. Such functions included tax, financial reporting, corporate controller, portfolio accounting, internal audit, information systems, acquisitions and special projects. Prior to joining Ashford, Mr. Coe was a Senior Manager at Ernst & Young LLP and served since 2006 in various Assurance and Advisory roles for public and private companies in the airline, real estate, medical device and other industries domestically and internationally.

Mr. Coe holds Bachelor of Business Administration and Master of Accountancy degrees from Texas State University – San Marcos and is a licensed certified public accountant (CPA) in the state of Texas.
Alex Rose has served as our Executive Vice President, General Counsel and Secretary since our formation. He has also served in that capacity for Ashford, Ashford Trust and Braemar since July 2021.
Mr. Rose brings a broad range of legal experience and corporate governance expertise to our Company. Prior to joining Ashford affiliates in 2021, he was a Partner at Kirkland & Ellis LLP from July 2018 to June 2021, where he worked with public and private companies, as well as private equity funds and their portfolio companies, in connection with complex transactions such as mergers, acquisitions, joint ventures, divestitures, private financings, recapitalizations, debt and equity security investments, and other general corporate matters. Previously, Mr. Rose was an attorney at Jones Day and Vinson & Elkins LLP.
Mr. Rose holds a J.D. from Columbia University School of Law and a B.S. from the University of Kansas and is admitted to practice law in the States of Texas and New York.
Christopher C. Nixon has served as our Executive Vice President, Head of Asset Management since November 2023. He served as the Executive Vice President & Head of Asset Management for Ashford Inc. (NYSE American: AINC) since September 2022. Before this, he served as the Senior Vice President of Asset Management for Ashford Inc. from August 2019 to September 2022. In his current role, Mr. Nixon presides over the Asset Management functions for two publicly traded hospitality REITs, Braemar Hotels & Resorts Inc. (NYSE: BHR) and Ashford Hospitality Trust, Inc. (NYSE: AHT), which currently includes 110 hotels ranging from Upscale to Luxury. He oversees property performance and operations, deployment of approximately $200 million in capital investment annually, property tax, underwriting, and brand relations. He also directs strategic positioning of each property, including rebranding, repositioning, new property leases, ground lease extensions, and hotel group buyouts. Under his leadership, many of the hotels have achieved all-time highs in Hotel Total Revenue and Hotel EBITDA, including recent acquisitions. As a member of Ashford Inc.’s executive team, Mr. Nixon actively participates in corporate strategy sessions, earnings calls, and company meetings. Mr. Nixon also participates in Marriott, Hilton, and Hyatt owners’ conferences and is an active participant in Marriott’s Owners’ Advisory Council, as well as Hilton’s Owners’ Advisory Council. Mr. Nixon was recognized in 2017 as one of the Top-25 Extraordinary Minds in Hospitality Sales, Marketing, and Revenue Optimization by The Hospitality Sales and Marketing Association International. Mr. Nixon is a speaker and panelist for various lodging investment and development conferences, including the Hotel Data Conference and The Hospitality Sales and Marketing Association International’s Revenue Optimization Conference.
Before joining Ashford Inc. in 2015, Mr. Nixon served as Hilton’s Regional Director of Revenue Management. In this role, Mr. Nixon was responsible for numerous revenue teams throughout the South-Central Region of the U.S., which covered 25 hotels and generated approximately $1 billion annually. In this capacity, Mr. Nixon led the strategy and implementation of various initiatives, enabling the region to outperform its peers.
Before joining Hilton in 2011, Mr. Nixon served in national defense roles, including with Northrop Grumman and the Central Intelligence Agency, working on a number of classified programs.
Mr. Nixon holds a Master’s degree in Business Administration from the University of Maryland and a Bachelor of Arts degree from the University of Texas in Austin.
C. Jay Steigerwald III has served as Head of Capital Markets since November 2023. He has served as President and Head of Distribution for Ashford Securities since 2019. Mr. Steigerwald’s career has specialized in fundraising and designing alternative investment products. Those efforts have included product structuring, investment strategy, fundraising, budgeting, hiring, financial reporting, and forming broker-dealer syndicates. Mr. Steigerwald has extensive experience building long-term relationships within the broker-dealer community that are centered around strategic thinking, execution, transparency, honesty, and exceptional service. In his tenure at Ashford Securities, Mr. Steigerwald has grown Ashford Securities to 28 professionals who raised over $500M of capital across three products in a little over two years as managing dealer.
Mr. Steigerwald is active in the Investment Program Association and previously served as the Chair of the Program Team for more than seven years. Prior to joining Ashford securities in 2019, Mr. Steigerwald served as Executive Director for W. P. Carey Inc. and President of Carey Financial, where he oversaw all broker-dealer relationships, financial reporting, and managing the National Accounts and Due Diligence Departments. While at W. P. Carey, Mr. Steigerwald was instrumental in the company raising over $7.0 billion of capital. Over the course of his career, Mr. Steigerwald has been instrumental in raising over $12.0 billion of capital for a variety of issuers. Prior to joining W. P. Carey, Mr. Steigerwald was a Vice President at CNL Securities from 2006 to 2008, where he managed the Western Region National Accounts Department.
Mr. Steigerwald earned his B.Sc. in Chemistry at Muhlenberg College in Allentown, PA.

Frederick J. Kleisner has served as a director and Chairman of the Board since November 2023. Mr. Kleisner was appointed to the board of directors of Ashford Trust in September 2016. Mr. Kleisner held a long illustrious career in the industry, serving as President and a director of Hard Rock Hotel Holdings, LLC, a destination casino and resort company, from October 2007 until March 2011. He also served as Chief Executive Officer of Morgans Hotel Group Co. (NASDAQ: MHGC), a hospitality company, from December 2007 until March 2011, as President and Chief Executive Officer (including interim President and Chief Executive Officer) from September 2007 until March 2009, and as a director from February 2006 to March 2011. Prior to his time at Morgans, Mr. Kleisner was the Chairman and Chief Executive Officer of Rex Advisors, LLC, a hotel advisory firm, from January 2006 to September 2007. From August 1999 to December 2005, Mr. Kleisner served as President, Chief Operating Officer and, from March 2000 to August 2005, Chairman, President and Chief Executive Officer of Wyndham International, Inc., a global hotel company. Mr. Kleisner also has served as Chairman of Wyndham International’s board from October 2000 to August 2005. He served as President and Chief Operating Officer of The Americas for Starwood Hotels & Resorts Worldwide, Inc. Hotel Group from January 1998 to August 1999. He has held senior positions with Westin Hotels and Resorts Worldwide, where he served as President and Chief Operating Officer from 1995 to 1998; Interstate Hotels Company, where he served as Executive Vice President and Group President of Operations from 1990 to 1995; the ITT Sheraton Corporation, where he served as Senior Vice President, Director of Operations, North America Division-East from 1985 to 1990; and Hilton Hotels Corp., where for 16+ years he served as General Manager or Managing Director of several landmark hotels.
Mr. Kleisner served as a director of Caesars Entertainment Corporation (NASDAQ: CZR) from 2013 to October 2017, Kindred Healthcare, Inc. (NYSE: KND) from 2009 to July 2018, and Apollo Residential Mortgage, Inc. (formerly NYSE: AMTG), a real estate investment trust, from July 2011 to August 2016. From November 2007 to August 2010, Mr. Kleisner served as a director of Innkeepers USA Trust, a subsidiary of Apollo Investment Corporation (NASDAQ: AINV). He is currently a director of Athora Holdings, Ltd., a specialist solutions provider for the European insurance and reinsurance market; European Gtd. Life & Reinsurance Co; Playtime, LLC, a manufacturer of antibacterial and antimicrobial playground equipment and play systems from 2018 to 2021; and Aimbridge Hospitality, Inc., a hotel investment and management firm from 2017 to 2019.
Mr. Kleisner graduated from Michigan State University with a B.A. in Hotel Management, and currently serves as a Real Estate Investment Management Advisory Board member of Michigan State University’s Eli Broad College of Business, School of Hospitality Business. He also completed advanced studies at the University of Virginia, Darden School of Business and attended the Catholic University of America.
Mr. Kleisner’s extensive experience in the management and operation of companies in the hospitality industry enables him to provide the Board with a wealth of knowledge regarding operational issues facing companies in the hospitality industry and a business acumen essential to guiding the Company’s strategy.
Mark Goldberg has served as an independent director since November 2023. Since May 2022, Mr. Goldberg has served as a Senior Advisor of Apollo Global Management, Inc. (NYSE: APO), a high-growth asset management firm. He previously served as Chief Executive Officer of Griffin Capital Securities, a leading full-service real estate investment and management company, from June 2017 to May 2022. Prior to this role, Mr. Goldberg was the President, Investment Management of W.P. Carey (NYSE: WPC) from March 2015 to June 2017 and Chairman of Carey Financial, LLC, WPC’s managing broker dealer, from April 2008 to June 2017. He also held senior positions over a 19-year period at Advisor Group and its predecessor companies. During his tenure he had leadership responsibilities for six U.S. based broker dealers, was Chief Executive Officer and President of Royal Alliance from 2001 to 2006; Chief Operating Officer of SunAmerica Securities from 1999 to 2001; President of SunAmerica Securities – Tokyo in 1999; and Executive Vice President of Royal Alliance from 1985 to 1995.
Mr. Goldberg’s work has encompassed decades of constructive engagement with the U.S. government and its agencies which has led to significant improvements to the financial services industry. He has worked with the U.S. Department of Labor (“DOL”), SEC, FINRA and U.S. Department of Treasury on rule making. Mr. Goldberg also advocated for financial intermediaries and worked to educate governmental representatives on the critical role they serve. He has provided expert testimony to the Senate Banking Housing and Urban Affairs Committee and at DOL Fiduciary Rule hearings.
As an active member of the financial services community, including as a founding board member for the Financial Services Institute, and as former Chairman of the Institute for Portfolio Alternatives. Mr. Goldberg also served on the Board of Jerusalem College of Technology where he led their Private/Public initiative for their Technology Incubator program. He is the past Chair and current Executive Board Member of the Invest in Others Foundation, a 501(c)(3) organization that provides philanthropy and acts as a catalyst for the charitable work and volunteerism of financial advisors, employees, and their firms.

Since 2012, Mr. Goldberg has served as an Executive Board member for the St. Mary’s Healthcare System (“SMHS”) for Children, where he has been involved for the past 37 years. SMHS’ mission is to improve the health and quality of life for children and families with special needs.
Mr. Goldberg is the recipient of numerous awards and recognition for his professional and philanthropic efforts. He received the IPA Lifetime Achievement Award in recognition for having significantly advanced the goals and reputation of the Alternative Investment Industry. He is a sought-after public speaker and contributes to several investment-focused publications.
Mr. Goldberg’s extensive experience in financial services and advising publicly traded companies enables him to provide robust insight to the Board and its committees. In addition, his prior REIT experience, board service and corporate leadership allows him to provide valuable input to the Company’s growth plans.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (if any), including individuals who are officers and employees of Ashford and its subsidiaries, including our Advisor, and specifically our principal executive officer, principal financial officer, principal accounting officer or controller. Our Code of Business Conduct and Ethics requires that transactions between us, on the one hand, and Ashford and its affiliates, on the other hand, that are outside the Advisory Agreement, the Master Hotel Management Agreement, the Master Project Management Agreement, or the additional terms and services for which Ashford has the exclusive right to provide such terms and services, as applicable, are required to be approved by a majority of the members of the Related Party Transactions Committee prior to consummation. In addition, the Code of Business Conduct and Ethics requires the Related Party Transactions Committee to annually review and evaluate the performance of the Advisor and the terms of the Advisory Agreement. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics.
We will provide, without charge, upon request, copies of our Code of Business Conduct and Ethics. Requests for copies of our Code of Business Conduct and Ethics should be sent in writing to 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
Item 11.Executive Compensation
We are externally managed and currently have no employees. Our executive officers serve as officers of our Advisor and are employees of our Advisor or one or more of its affiliates. Our Advisory Agreement provides that our Advisor is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from our Advisor. In addition, we do not reimburse our Advisor for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling our Advisor’s obligations to us under our Advisory Agreement. Accordingly, our Advisor has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as our Advisor does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, any material perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us. Our executive officers may participate, along with all employees of our Advisor and its affiliates, in the performance participation allocation through a profits participation interest and economic interest in the Special Limited Partner. Although we do not pay our executive officers any cash compensation, we pay our Advisor the fees described under Item 13, “Certain Relationships and Related Transactions, and Director Independence”.
Compensation of Independent Directors
We compensate each of our non-employee directors who are not affiliated with our Advisor or Ashford (presently Messrs. Goldberg and Kleisner) with annual compensation consisting of the following, which was contingent upon the effectiveness of our Form 10: (i) base cash compensation of $80,000 paid in arrears on a quarterly basis and (ii) a number of shares of Class I restricted common stock or common units valued at $40,000. The initial equity award was granted on February 13, 2024, the date the Form 10 was effective (the “Form 10 Effective Date”). Mr. Goldberg received an additional grant of restricted common stock or common units valued at $25,000 on the Form 10 Effective Date. Our board of directors will review its compensation in subsequent years with input from the Advisor.
Because payment of the base cash compensation was contingent upon the effectiveness of our Form 10 and the equity grants were not made until 2024, pursuant to the applicable SEC disclosure rules there is no compensation earned by or paid to Messrs. Goldberg or Kleisner for the fiscal year ended December 31, 2023. The equity grants made to them on the Form 10

Effective Date and the base cash compensation that became payable as of the Form 10 Effective Date will be reflected in our compensation disclosure for the fiscal year ended December 31, 2024.
Any grant of common stock or common units will be based on the then-current per share transaction price of Class I shares at the time of grant. Restricted common stock or common unit grants to our non-employee directors who are not affiliated with our Advisor or Ashford will vest upon the expiration of the first anniversary of such grant.
We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with our Advisor or Ashford will not receive additional compensation for serving on the board of directors or committees thereof.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 26, 2024 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. The address of the stockholders listed below is in care of our principal executive offices at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class (1)
Directors and Named Executive Officers
Monty J. Bennett	—	—%
Frederick J. Kleisner	—	—%
Mark Goldberg	—	—%
Alex Rose	—	—%
Deric S. Eubanks	—	—%
All Directors and Officers as a group (10 persons)	—	—%
5% Stockholders
C. Jay Steigerwald, III	397	99.75%
__________
(1) As of March 26, 2024 there were 398 shares of our common stock outstanding.
As of March 26, 2024, we have sold 397 shares in our private offering and as of March 26, 2024, we have 398 shares of our common stock outstanding. One share held by Jim Plohg, an affiliate of our sponsor, and 397 shares held by C. Jay Steigerwald, III, the Chief Executive Officer of our Dealer Manager. The address for both of our stockholders is in care of our principal executive offices at 14185 Dallas Parkway, Suite 1200, Dallas Texas 75254.
In addition, as of March 26, 2024, the Operating Partnership has issued 1,426,271 units, of which 1,413,985 common units are held by the Anchor Investor, 8,100 common units are held by the Advisor and 4,186 LTIP units are held by our independent directors. Subject to certain restrictions, common units may be exchanged for cash, or at our option, an equal number of shares of our common stock. Certain partners may hold a special class of Operating Partnership units (“LTIP Units”). LTIP Units may, in the sole discretion of the general partner, be issued subject to vesting, forfeiture and additional restrictions on transfer pursuant to the terms of a vesting agreement. Whether vested or not, LTIP Units generally receive the same treatment as common units of Stirling OP, with the key difference being, at the time of the award, LTIP Units do not have full economic parity with common units but can achieve such parity pursuant to the terms of a vesting agreement. Vested LTIP Units become convertible into an equal number of common units, and, at that time, the holder will have redemption rights. Until and unless such vesting and conversion occurs, the LTIP Units are not redeemable.
Notwithstanding the foregoing, pursuant to the terms of the Contribution Agreement, the Anchor Investor has agreed that its Class I common units received in consideration for the contribution of the Initial Portfolio will not be redeemed or converted pursuant to the terms of the partnership agreement for a period of one year following the closing date, or until December 6, 2024.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans as of December 31, 2023:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	500,000
Total	—	—	500,000
Item 13.Certain Relationships and Related Transactions, and Director Independence
Mr. Monty J. Bennett, our Chief Executive Officer and affiliated director, is Chairman and Chief Executive Officer of Ashford. As of December 31, 2023, Mr. Monty Bennett, together with his father, Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, owned approximately 610,261 shares of Ashford common stock, which represented an approximately 19.0% ownership interest in Ashford, and owned 18,758,600 shares of Ashford Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, is convertible at a price of $117.50 per share into an additional approximate 4,229,668 shares of Ashford common stock, which if converted as of December 31, 2023 would have increased Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.’s ownership interest in Ashford to approximately 65.0%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by the Bennetts include 360,000 shares owned by trusts.
The fees due to Ashford and its subsidiaries pursuant to the agreements described below are paid by us to Ashford or its subsidiaries, and Mr. Monty J. Bennett, Mr. Archie Bennett, Jr., Ashford’s directors and executive officers and their immediate family members will benefit, as stockholders of Ashford, from the payment by us of such fees to Ashford Inc. or its subsidiaries.
The following describes related transactions since our inception in September 2023 and currently proposed related transactions involving us, our directors, our Advisor, Ashford and any affiliate thereof.
The Advisory Agreement
We are managed and advised by the Advisor pursuant to the Advisory Agreement effective December 6, 2023. Pursuant to our Advisory Agreement, our Advisor will have contractual responsibilities to us and our stockholders and will be responsible for sourcing, evaluating, and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. Our board of directors will at all times have oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to our company and our Operating Partnership. Pursuant to our Advisory Agreement, our board of directors has delegated to our Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We believe that our Advisor currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in our Advisory Agreement.
Services
Pursuant to the terms of our Advisory Agreement, our Advisor is responsible for, among other things:
•serving as an Advisor to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines and our and the Operating Partnership’s investments, financing activities and operations;
•sourcing, evaluating and monitoring our and Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of our and Operating Partnership’s assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of directors;
•with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
•providing us with portfolio management and other related services;

•serving as our Advisor with respect to decisions regarding any of our financings, hedging activities or borrowings; and
•engaging and supervising, on our and Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.
The above summary is provided to illustrate the material functions which our Advisor will perform for us, and it is not intended to include all of the services that may be provided to us by our Advisor or third parties.
Term and Termination Rights
The initial term of our Advisory Agreement is for one year from the effective date of the agreement, subject to automatic renewals thereafter for an unlimited number of successive one-year periods unless terminated by our board of directors. Our independent directors will evaluate the performance of our Advisor and the terms of the Advisory Agreement annually in connection with the automatic renewal of our Advisory Agreement. The Advisory Agreement may be terminated:
•immediately by us for “cause,” a material breach of our Advisory Agreement or upon the bankruptcy of our Advisor;
•upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors; or
•upon 60 days’ written notice by our Advisor.
In the event our Advisory Agreement is terminated, our Advisor will be entitled to receive its prorated management fee through the date of termination. In addition, upon the termination or expiration of our Advisory Agreement, our Advisor will cooperate with us and take all reasonable steps requested to assist our board of directors in making an orderly transition of the advisory function, provided that the Advisor and its affiliates shall be reimbursed for all internal and third-party expenses incurred in connection with providing such transition (including salaries, benefits and overhead of personnel).
Management Fee, Performance Participation and Expense Reimbursements
Management Fee. As compensation for its services provided pursuant to our Advisory Agreement, we pay our Advisor an annual management fee (payable monthly in arrears) of 1.25% of the aggregate NAV represented by Class T, Class S, Class D and Class I shares. Additionally, to the extent that our Operating Partnership issues Class T, Class S, Class D or Class I Operating Partnership units to parties other than us, our Operating Partnership will pay our Advisor a management fee equal to 1.25% of the aggregate NAV of the Operating Partnership attributable to such Class T, Class S, Class D and Class I Operating Partnership units not held by us per annum payable monthly in arrears. No management fee will be paid with respect to Class E shares or Class E units, which are only expected to be held by our Advisor and its affiliates. The management fee is allocated on a class-specific basis and borne by all holders of the applicable class. In calculating the management fee, we use the aggregate NAV of the applicable class of Operating Partnership units not held by us before giving effect to monthly accruals for the management fee, performance participation allocation, distribution fees (if any), or distributions payable on our shares or Operating Partnership units.
The management fee may be paid, at our Advisor’s election, in cash, Class E shares or Class E units of our Operating Partnership. If our Advisor elects to receive any portion of its management fee in our Class E shares or Class E units of our Operating Partnership, we may be obligated to repurchase such Class E shares or Class E units from our Advisor at a later date. Repurchases of Class E shares will be outside our share repurchase plan and thus will not be subject to the repurchase limits of our share repurchase plan or any Early Repurchase Deduction. The Operating Partnership will repurchase any such Class E units for Class E shares of our common stock or cash (at our Advisor’s election) unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or the Operating Partnership’s partnership agreement, in which case such Class E units will be repurchased for Class E shares of our common stock. Repurchase requests for Class E units will not be subject to the one-year hold period provided for other limited partners.
As of December 31, 2023, Stirling OP had incurred management fees of approximately $30,000 payable to the Advisor.
Performance Participation. So long as our Advisory Agreement has not been terminated, the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from our Operating Partnership equal to 12.5% of the Total Return on Class T, Class S, Class D or Class I Operating Partnership units, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined under “Summary of our Operating Partnership Agreement—Special Limited Partner Interest”). Such allocation will be measured on a calendar year basis, made quarterly and accrued monthly. The performance participation allocation will accrue on a class-specific basis. Because the Total Return is calculated only on the Class T, Class S, Class D and Class I units of the Operating Partnership, no portion of the allocation will accrue to Class E units of the Operating Partnership.
As of December 31, 2023, Stirling OP accrued a performance allocation amounting to approximately $37,000.

Expense Reimbursement. Subject to the limitations described below under “—Advisor Support,” our Advisor is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, provided that our Advisor is responsible for the expenses related to any and all personnel of our Advisor who provide investment advisory services to us pursuant to our Advisory Agreement (including, without limitation, each of our executive officers), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Without limiting the generality of the foregoing, costs eligible for reimbursement include for out-of-pocket costs and expenses our Advisor incurs in connection with the services it provides to us related to (1) organization and offering expenses (described in more detail below under “—Advisor Support”) but excluding upfront selling commissions, dealer manager fees and distribution fees, (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, (4) expenses related to personnel of the Advisor performing services for us other than those who provide investment advisory services or serve as our executive officers, and (5) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired. Such out-of-pocket costs and expenses will include expenses relating to compliance- related matters and regulatory filings relating to our activities conducted by our Advisor on our behalf pursuant to the Advisory Agreement. We may change our expense reimbursement arrangements with our Advisor in the future.
Subject to the limitations described below under “Advisor Support,” our Advisor may require us to reimburse it for any organization and offering expenses associated with the private offering that it incurs on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of selected dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by selected dealers and reimbursements to selected dealers for customary travel, lodging, and meals, but excluding upfront selling commissions, dealer manager fees and distribution fees) as and when incurred. After the termination of the primary offering and again after termination of the offering under our distribution reinvestment plan, our Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of our gross proceeds from the applicable offering.
As of December 31, 2023, the Advisor had incurred organization and offering expenses of $2.1 million on our behalf.
Advisor Support. Our Advisor will advance on our behalf certain of our general and administrative expenses through December 31, 2024, at which point we will reimburse our Advisor for all such advanced expenses ratably over the 60 months following such date.
Through December 31, 2024, our Advisor has agreed to advance all expenses on our behalf in connection with our formation and the raising of equity capital, including (without limitation) the following: legal, accounting, investment banking and other advisory fees; regulatory and other filing fees; expenses of qualification of the sale of our shares under federal and state laws, including taxes and fees and accountants’ and attorneys’ fees; printing, engraving and mailing costs; expenses of the marketing and distribution of the shares, reasonable bona fide due diligence expenses of a dealer manager and selected dealers supported by detailed and itemized invoices, costs in connection with sales and marketing materials, design and website expenses, salaries of employees while engaged in sales activity, fees and expenses of a dealer manager’s attorneys, costs related to investor and broker-dealer sales meetings, including fees to attend retail seminars sponsored by a dealer manager or selected dealers and reimbursements to a dealer manager and selected dealers for customary travel, lodging and meals; charges of administrators, transfer agents, registrars, trustees, escrow holders, depositaries and experts; but excluding upfront selling commissions, dealer manager fees and distribution fees. The costs of an audit of the financial statements of the Company for the year ended December 31, 2023 will be considered an organization expense for this purpose as will all costs associated with the contribution of the Initial Portfolio to the Operating Partnership prior to the private offering. We will reimburse our Advisor for all such advanced expenses ratably over the 60 months commencing January 1, 2025.
As of December 31, 2023, Stirling OP incurred general and administrative expenses of $861,000 payable to the Advisor.
Independent Directors’ Review of Compensation. The Related Party Transactions Committee will annually review and evaluate the performance of our Advisor and the terms of the Advisory Agreement.
In addition to the management fee, performance participation and expense reimbursements, we have agreed to indemnify and hold harmless our Advisor and its affiliates performing services for us from specific claims and liabilities arising out of the performance of their obligations under our Advisory Agreement, subject to certain limitations. See “Limited Liability and Indemnification of Directors, Officers, our Advisor and Other Agents” in Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Other Activities by Ashford and its Affiliates
Businesses or Services Provided by our Advisor to Others. The Advisory Agreement provides that (i) our Advisor and its affiliates, officers, directors or employees may engage in other businesses or render services of any kind to any other person or entity, whether or not the investment objectives or guidelines of any such other person or entity are similar to those of ours, including, without limitation, the sponsoring or managing of any Other Ashford Accounts, (ii) our Advisor or any of its affiliates, officers, directors or employees may buy, sell or trade any securities or commodities for their own accounts or for the account of others for whom our Advisor or any of its affiliates, officers, directors or employees may be acting and (iii) our Advisor and any of its affiliates may receive fees or other compensation or profits from activities described in clauses (i) or (ii) above, which shall be for our Advisor’s (and/or its affiliates’) sole benefit. In particular, there will be overlap of investment opportunities with certain Other Ashford Accounts that are actively investing and similar overlap with future Other Ashford Accounts.
Allocation of Investment Opportunities. The Advisory Agreement acknowledges that, while information and recommendations supplied to us shall, in our Advisor’s reasonable and good faith judgment, be appropriate under the circumstances and in light of our investment guidelines, such information and recommendations may be different in certain material respects from the information and recommendations supplied by our Advisor or its affiliates to others (including, for greater certainty, the Other Ashford Accounts and their investors, as described below). In addition, as acknowledged in our Advisory Agreement, affiliates of our Advisor advise and/or manage one or more Other Ashford Accounts and we expect will in the future sponsor, advise and/or manage additional Other Ashford Accounts. This overlap will from time to time create conflicts of interest.
Our Advisor and its affiliates have agreed that we will have a right of first refusal for any select-service hotel assets sourced by our Advisor that have trailing or anticipated twelve-month average revenue per available room (“RevPAR”) of less than twice the then-current U.S. national average RevPar for all hotels (the “Select Service ROFR”). The then-current U.S. national average RevPar for all hotels for priority purposes will be determined with reference to the most current Smith Travel Research Reports. As used herein, “select-service hotel assets” refers to properties that offer limited degrees of services and amenities and may include brands such as Residence Inn, Hilton Garden Inn, Hyatt Place, Hampton Inn, Courtyard by Marriott, and Holiday Inn Express. With the exception of the Select Service ROFR, our Advisor and its affiliates are not obligated to present hotel investment opportunities to us before presenting them to Other Ashford Accounts. Specifically, we may only invest in investments sourced by our advisor and not subject to the Select Service ROFR if certain Other Ashford Accounts, as described herein, pass on such opportunities.
Of the existing Other Ashford Accounts with which we may compete for investment opportunities, Braemar focuses its investment strategy primarily on luxury hotels and resorts and Ashford Trust focuses its investment strategy primarily on upper upscale full-service hotels. Braemar has priority with respect to hotels and resorts with RevPAR of at least twice the then-current U.S. national average and Ashford Trust has priority with respect to non select-service hotels that have RevPAR less than twice the then-current U.S. national average. Our Advisor or its affiliates may enter into similar arrangements with other programs it manages in the future. Should Braemar or Ashford Trust, or any future advised platforms with similar arrangement pass on investment opportunities for which they have priority, i.e. those opportunities sourced by our Advisor not subject to the Select Service ROFR, or seek an investment partner for such opportunities, we would have the ability to participate in those opportunities. From time-to-time Other Ashford Accounts, including Ashford Trust and Braemar, may not be actively pursuing investments. As a result of the current macroeconomic environment and challenges facing commercial real estate, including as a result of ongoing impacts from the COVID-19 pandemic and the current debt environment, and as further disclosed in public filings, Braemar and Ashford Trust have limited funds available for investment. As of December 31, 2023, Braemar and Ashford Trust had approximately $85.6 million and $165.2 million, respectively, of cash and cash equivalents. Moreover, Braemar has fully drawn its $200 million secured credit facility. In addition, Ashford Trust’s current focus is to pay off its strategic financing through a combination of asset sales, mortgage debt refinancings, and non-traded preferred capital raising rather than investments in new assets. As such, we do not currently expect to compete meaningfully with these programs for investment opportunities. We may not participate in every investment opportunity that falls within our investment objectives.
With respect to Other Ashford Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us, investment opportunities are allocated among us and one or more Other Ashford Accounts in accordance with Ashford’s policies and procedures on a basis that our Advisor and its affiliates believe to be fair and equitable over time in their sole discretion, which may be subject to one or more of the following considerations: (i) any applicable investment objectives or focus of ours and such Other Ashford Accounts, (ii) any investment limitations, parameters or contractual provisions of ours and such Other Ashford Accounts, (iii) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification, (iv) maintaining structuring and financing flexibility, (v) legal, tax, accounting and regulatory considerations, (vi) any other requirements or considerations set forth in the governing documents of any Other Ashford Account and (vii) other considerations deemed relevant by our Advisor and its affiliates (including, without limitation, qualifying and maintaining our qualification as a REIT and our ability to avoid registration as an investment company under the Investment Company Act).
Pursuant to the terms of our Advisory Agreement, we have acknowledged and agreed that (i) as part of Ashford’s or its affiliates’ regular businesses, personnel of our Advisor and its affiliates will from time to time work on other projects and matters (including with respect to one or more Other Ashford Accounts), and that conflicts will from time to time arise with respect to the allocation of personnel between us and one or more Other Ashford Accounts and/or our Advisor and such other affiliates, (ii) Other Ashford Accounts may invest, from time to time, in investments in which we also invest (including at a different level of an issuer’s capital structure (e.g., an investment by an Other Ashford Account in a debt or mezzanine interest with respect to the same portfolio entity in which we own an equity interest or vice versa) or in a different tranche of equity or debt with respect to an issuer in which we have an interest) and while Ashford and its affiliates will seek to resolve any such conflicts in a fair and reasonable manner (subject to any priorities of Other Ashford Accounts) in accordance with its policies and procedures with respect to conflicts resolution among Other Ashford Accounts generally, such transactions are not required to be presented to our board of directors or any committee thereof for approval (unless otherwise required by our investment guidelines), and there can be no assurance that any conflicts will be resolved in our favor, and (iii) the terms and conditions of the governing agreements of such Other Ashford Accounts (including with respect to the economic, reporting, and other rights afforded to investors in such Other Ashford Accounts) are materially different from the terms and conditions applicable to us and our stockholders, and neither we nor any of our stockholders (in such capacity) shall have the right to receive the benefit of any such different terms applicable to investors in such Other Ashford Accounts as a result of an investment in us or otherwise.
Despite these conflicts and priority arrangements, we generally expect our Advisor to offer real estate investment opportunities to Other Ashford Accounts when those opportunities involve either debt or equity investments that (i) have an opportunistic or value-add risk profile (e.g., may involve acquiring, developing or lending on vacant or partially vacant building or repositioning an asset in whole or in part from one use to another) or (ii) have a shorter-term investment horizon consistent with the finite-life nature of the other real estate programs managed by our Advisor. On the other hand, subject to our Advisor’s contractual obligations and other investment considerations set forth above, we generally expect our Advisor to offer us the opportunity to invest in “stabilized” assets with a longer-term holding period consistent with our program’s perpetual life. However, there will likely be exceptions to these general expectations, and Other Ashford Accounts may be offered “stabilized” and longer-term investments before we are.
Our Advisor could also consider other factors when making allocation decisions among programs, such as a program’s portfolio composition, objectives, guidelines, restrictions (including those imposed by law or regulation), strategy, capacity and liquidity. Our Advisor has adopted investment allocation policies and procedures in order to guide its allocation decisions. These policies and procedures may be amended without our input and without notice to us.
Transactions with any Other Ashford Account or Affiliate. Pursuant to the terms of our Advisory Agreement, and subject to applicable law, our Advisor is not permitted to consummate on our behalf any transaction that involves Ashford, any Other Ashford Accounts or any of their affiliates unless such transaction is approved by the Related Party Transactions Committee. Notwithstanding the foregoing, no additional approvals are required to enter transactions with Ashford or its affiliates on the terms and conditions described in this filing. Pursuant to the terms of our Advisory Agreement, it is agreed that our Advisor will seek to resolve any conflicts of interest in a fair and reasonable manner (subject to any priorities of Other Ashford Accounts) in accordance with its policies and procedures with respect to conflicts resolution among Other Ashford Accounts generally, but only those transactions set forth in this paragraph will be expressly required to be presented for approval to the independent directors of our board of directors or any committee thereof (unless otherwise required by our investment guidelines).
Exclusive Provider of Certain Services. Pursuant to the terms of our Advisory Agreement, and provided that we have the right to control the decision of the award of the applicable contract, Remington Hospitality, Premier, and other affiliates of our Advisor have exclusive rights to provide the applicable products and services to us on the terms and conditions described in this filing. If the services or the terms fall outside of what has been disclosed then such services or terms must be approved by our independent directors. In addition, notwithstanding the foregoing, we do not have to engage Remington Hospitality, Premier or other affiliates of our Advisor if our independent directors unanimously elect not to engage an affiliate of the Advisor.
Master Hotel Management Agreement
To qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. Third parties must operate our hotel properties. Our hotel properties are leased to TRS lessees, which in turn have engaged hotel managers to manage our hotel properties. We, through our TRS subsidiary, have entered a master hotel management agreement with Remington Hospitality, a wholly owned subsidiary of Ashford (the “Master Hotel Management Agreement”).
Services
Pursuant to the Master Hotel Management Agreement, Remington Hospitality will provide us with hotel management services, including hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services with respect to hotels owned by us. As of the date of this filing, Remington Hospitality manages three of our four hotel properties. The Master Hotel Management Agreement will also govern the management of hotels we acquire in the future that are managed by Remington Hospitality, which has the right, pursuant to the Advisory Agreement, to manage and operate hotel properties we acquire in the future unless our independent directors unanimously elect not to engage Remington Hospitality.
Base Management Fee and Incentive Fee
Base Management Fee. Remington Hospitality receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly in arrears and will be equal to the greater of $16,897 (increased annually based on consumer price index adjustments); or 3% of a property’s gross revenues.
Incentive Fee. The incentive management fee, if any, for each hotel will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to the lesser of (i) 1% of gross revenues and (ii) the amount by which the actual house profit (gross operating profit of the applicable hotel before deducting management fees or franchise fees) exceeds the target house profit as set forth in the annual operating budget approved for the applicable fiscal year. If, however, based on actual operations and revised forecasts from time to time, it is reasonably anticipated that the incentive fee is reasonably expected to be earned, our TRS subsidiary shall pay the incentive fee pro rata on a monthly basis, subject to final adjustment within 90 days following the end of the fiscal year.
The incentive fee is designed to encourage Remington Hospitality to generate higher house profit at each hotel by increasing the fee due to Remington Hospitality when the hotels generate house profit above certain threshold levels. Any increased revenues will generate increased lease payments under the percentage leases and should thereby benefit our stockholders.
Up to one-third of the base management fee and all of the incentive fee payable to Remington Hospitality may be paid, at Remington Hospitality’s election and subject to the approval of the Related Party Transactions Committee, in Class E shares or in the form of stock options. If Remington Hospitality elects to receive any portion of its management fee in our Class E shares, we may be obligated to repurchase such Class E shares at a later date. Repurchases of Class E shares will be outside our share repurchase plan and thus will not be subject to the repurchase limits of our share repurchase plan or any Early Repurchase Deduction.
Term
The master hotel management agreement provides for an initial term of 10 years as to each hotel governed by the agreement. The term may be renewed by Remington Hospitality, at its option, subject to certain performance tests, for three successive periods of seven years each and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Remington Hospitality is not then in default under the master hotel management agreement. If at the time of the exercise of any renewal period, Remington Hospitality is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then our TRS lessee may terminate the master hotel management agreement regardless of the exercise of such option and without the payment of any fee or liquidated damages. If Remington Hospitality desires to exercise any option to renew, it must give our TRS lessee written notice of its election to renew the master hotel management agreement no less than 90 days before the expiration of the then current term of the master hotel management agreement.
Termination Rights
The master hotel management agreement may be terminated as to one or more of the hotels earlier than the stated term if certain events occur, including:
•a sale of a hotel;
•after the base ten-year term of the agreement applicable to a hotel, the failure of Remington Hospitality to satisfy certain performance standards;

•for the convenience of our TRS lessee;
•a casualty to, condemnation of, or force majeure involving a hotel; or
•upon a default by Remington Hospitality or us that is not cured prior to the expiration of any applicable cure periods.
In certain cases of early termination of the master hotel management agreement with respect to one or more of the hotels, we must pay Remington Hospitality termination fees, plus any amounts otherwise due to Remington Hospitality pursuant to the terms of the master hotel management agreement. We will be obligated to pay termination fees in the circumstances described below, provided that Remington Hospitality is not then in default, subject to certain cure and grace periods:
Sale. If any hotel subject to the master hotel management agreement is sold during the first 12 months of the date such hotel becomes subject to the master hotel management agreement, our TRS lessee may terminate the master hotel management agreement with respect to such sold hotel, provided that it pays to Remington Hospitality an amount equal to the management fee (both base fees and incentive fees) estimated to be payable to Remington Hospitality with respect to the applicable hotel pursuant to the then-current annual operating budget for the balance of the first year of the term. If any hotel subject to the master hotel management agreement is sold at any time after the first year of the term and the TRS lessee terminates the master hotel management agreement with respect to such hotel, our TRS lessee will have no obligation to pay any termination fees.
Casualty. If any hotel subject to the master hotel management agreement is the subject of a casualty during the first year of the initial 10-year term and the TRS lessee elects not to rebuild, then we must pay to Remington Hospitality the termination fee, if any, that would be owed if the hotel had been sold. However, after the first year of the initial 10-year term, if a hotel is the subject of a casualty and the TRS lessee elects not to rebuild the hotel even though sufficient casualty insurance proceeds are available to do so, then the TRS lessee must pay to Remington Hospitality a termination fee equal to the product obtained by multiplying (i) 65% of the aggregate management fees (both base fees and incentive fees) estimated to be paid to Remington Hospitality with respect to the applicable hotel pursuant to the then-current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) by (ii) nine.
Condemnation or Force Majeure. If there is a condemnation of, or the occurrence of any force majeure event with respect to, any of the hotels, the TRS lessee has no obligation to pay any termination fees if the master hotel management agreement terminates as to those hotels.
Failure to Satisfy Performance Test. If any hotel subject to the master hotel management agreement fails to satisfy a certain performance test, the TRS lessee may terminate the master hotel management agreement with respect to such hotel, and in such case, the TRS lessee must pay to Remington Hospitality an amount equal to 60% of the product obtained by multiplying (i) 65% of the aggregate management fees (both base fees and incentive fees) estimated to be paid to Remington Hospitality with respect to the applicable hotel pursuant to the then-current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) by (ii) nine. Remington Hospitality will have failed the performance test with respect to a particular hotel if during any fiscal year during the term (i) such hotel’s gross operating profit margin for such fiscal year is less than 75% of the average gross operating profit margins of comparable hotels in similar markets and geographical locations, as reasonably determined by Remington Hospitality and the TRS lessee, and (ii) such hotel’s RevPAR yield penetration is less than 80%. Upon a performance test failure, the TRS lessee must give Remington Hospitality two years to cure. If, after the first year, the performance test failure has not been cured, then the TRS lessee may, in order not to waive any such failure, require Remington Hospitality to engage a consultant with significant hotel lodging experience reasonably acceptable to both Remington Hospitality and the TRS lessee, to make a determination as to whether or not another management company could manage the hotel in a materially more efficient manner. If the consultant’s determination is in the affirmative, then Remington Hospitality must engage such consultant to assist with the cure of such performance failure for the second year of the cure period after that failure. If the consultant’s determination is in the negative, then Remington Hospitality will be deemed not to be in default under the performance test. The cost of such consultant will be shared by the TRS lessee and Remington Hospitality equally. If Remington Hospitality fails the performance test for the second year of the cure period and, after that failure, the consultant again makes a finding that another management company could manage the hotel in a materially more efficient manner than Remington Hospitality, then the TRS lessee has the right to terminate the management agreement with respect to such hotel upon 45 days’ written notice to Remington Hospitality and to pay to Remington Hospitality the termination fee described above. Further, if any hotel subject to the Remington Hospitality master hotel management agreement is within a cure period due to a failure of the performance test, an exercise of a renewal option shall be conditioned upon timely cure of the performance test failure, and if the performance failure is not timely cured, the TRS lessee may elect to terminate the management agreement without paying any termination fee.
For Convenience. With respect to any hotel managed by Remington Hospitality pursuant to the master hotel management agreement, if the TRS lessee elects for convenience to terminate the management of such hotel, at any time, including during any renewal term, the TRS lessee must pay a termination fee to Remington Hospitality, equal to the product of (i) 65% of the aggregate management fees for such hotel (both base fees and incentive fees) estimated to be payable to Remington Hospitality with respect to the applicable hotel pursuant to the then-current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) and (ii) nine.
If the master hotel management agreement terminates as to all of the hotels covered in connection with a default under the master hotel management agreement, the hotel management exclusivity provided for in the Advisory Agreement can also be terminated at the non-defaulting party’s election.
Master Project Management Agreement
We, through our TRS subsidiary, have entered a master project management agreement with Premier, a subsidiary of Ashford (the “Master Project Management Agreement”) pursuant to which Premier provides construction management, interior design, architecture, and the purchasing, expediting, warehousing, freight management, installation and supervision of property and equipment and related services to our four hotel properties. Pursuant to the Master Project Management Agreement, we have appointed Premier as our sole, exclusive and continuing manager to (a) manage, coordinate, plan and execute the non-routine repairs and other work pursuant to the capital improvement budget and all major repositionings of hotels owned or leased by our TRS, (b) to provide development and construction services to the extent a site was acquired for the development and construction of a hotel, and(c) construction management, interior design, architecture, property and equipment purchasing, property and equipment expediting/freight management, and property and equipment warehousing.
The Master Project Management Agreement will also govern the project management at hotels we acquire in the future that are managed by Premier, which has the right, pursuant to the Advisory Agreement, to provide project management services at hotel properties we acquire in the future unless our independent directors unanimously elect not to engage Premier.
Fees
The Master Project Management Agreement provides that Premier shall be paid a project management fee equal to 4% of the total project costs associated with the implementation of the capital improvement budget (both hard and soft) until such time that the capital improvement budget and/or renovation project involves the expenditure of an amount in excess of 5% of the gross revenues of the applicable hotel, whereupon the design project management fee shall be reduced to 3% of the total project costs in excess of the 5% of gross revenue threshold.
In addition, the Master Project Management Agreement provides that Premier shall also provide to us the following services, and shall be paid the following fees: (i) architecture (6.5% of total construction costs, plus reimbursement for all third-party, out-of-pocket costs and expenses of mechanical, electrical and structural engineering services utilized in providing architectural services for project management work); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of furniture, fixtures and equipment (“FFE”) designed or selected by Premier); (iv) FFE purchasing (8% of the purchase price of the FFE purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the procurement fee is reduced to 6% of the FFE purchase price in excess of $2.0 million for such hotel in such calendar year); (v) freight expediting (8% of the cost of expediting FFE); (vi) warehousing (8% of the cost of warehousing goods delivered to the job site); and (vii) development (4% of total project costs).
Term
The master project management agreement provides for an initial term of 10 years as to each hotel governed by the agreement. The term may be renewed by Premier, at its option, for three successive periods of seven years each and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Premier is not then in default under the master project management agreement. If at the time of the exercise of any renewal period, Premier is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then our TRS lessee may terminate the master project management agreement regardless of the exercise of such option and without the payment of any fee or liquidated damages. If Premier desires to exercise any option to renew, it must give our TRS lessee written notice of its election to renew the master project management agreement no less than 90 days before the expiration of the then-current term of the master project management agreement.
Termination Rights
The master project management agreement may be terminated as to one or more of the hotels earlier than the stated term if certain events occur, including:
•a sale of a hotel;

•for the convenience of our TRS lessee;
•a casualty to, condemnation of, or force majeure involving a hotel; or
•upon a default by Premier or us that is not cured prior to the expiration of any applicable cure periods.
In certain cases of early termination of the master project management agreement with respect to one or more of the hotels, we must pay Premier termination fees, plus any amounts otherwise due to Premier pursuant to the terms of the master project management agreement. We will be obligated to pay termination fees in the circumstances described below, provided that Premier is not then in default, subject to certain cure and grace periods:
Sale. If any hotel subject to the master project management agreement is sold, our TRS lessee may terminate the master project management agreement with respect to such sold hotel, and our TRS lessee will have no obligation to pay any termination fees.
Casualty, Condemnation or Force Majeure. If there is a casualty with respect to, condemnation of, or the occurrence of any force majeure event with respect to, any of the hotels, the TRS lessee has no obligation to pay any termination fees if the master project management agreement terminates as to those hotels.
For Convenience. With respect to any hotel project-managed by Premier pursuant to the master project management agreement, if the TRS lessee elects for convenience to terminate the project management of such hotel, at any time, including during any renewal term, the TRS lessee must pay a termination fee to Premier, equal to the product of (i) 65% of the aggregate design and construction fees and market service fees for such hotel estimated to be payable to Premier with respect to the applicable hotel for the full current fiscal year in which such termination is to occur (but in no event less than the design and construction fees and market service fees for the preceding full fiscal year) and (ii) nine.
Contribution Agreement and Lock-Up Agreement
Pursuant to the Contribution Agreement, the Anchor Investor contributed the Initial Portfolio to the Operating Partnership in exchange for 1,400,943 Class I units. The net contribution value of the Initial Portfolio was approximately $35 million, which represents the appraised value of the Initial Portfolio as provided by an independent third-party appraiser of $56.2 million, the assumption of $30.2 million of existing indebtedness and $9.0 million of net working capital and reserves, and is subject to customary post-closing working capital adjustments. Pursuant to the Contribution Agreement the Anchor Investor entered into a lock-up agreement with respect to its Class I units that restrict the assignment, sale, and transfer of the units for a period of one year following the closing of the transactions contemplated by the Contribution Agreement (the “Lock-Up Agreement”). In addition, pursuant to the Lock-Up Agreement, the Anchor Investor is prohibited from redeeming the Class I units for a period of three years following such closing. At the end of the three-year period, the Class I units may be redeemed pursuant to the terms of the Operating Partnership Agreement and any Class I units converted to shares of our Class I common stock may be repurchased by us pursuant to the terms and conditions of our share repurchase plan. In addition, the Anchor Investors has agreed not to withdraw as a participant in the distribution reinvestment plan of the Operating Partnership, and thereby receive any distributions payable on its Class I units in additional Class I units, through December 31, 2024.
In the Contribution Agreement, Anchor Investor and the Operating Partnership each made certain customary representations and warranties to one another, including representations relating to its organization, power, and authorization, its execution and delivery of the Contribution Agreement, and the enforceability of the Contribution Agreement. In addition, Anchor Investor made certain representations and warranties relating to the Initial Portfolio and occupancy agreements applicable to properties contained in the Initial Portfolio, and Operating Partnership made certain representations and warranties relating to the Class I units of the Operating Partnership.
In addition to the representations and warranties, the Contribution Agreement contains covenants made by the Anchor Investor and Operating Partnership. In addition to the Lock-Up Agreement entered by the Anchor Investor with respect to the Class I units, the Operating Partnership is prohibited from selling, transferring or otherwise disposing any portion of the real and personal property contained in the Initial Portfolio, subject to certain exceptions and limitations, for a period of three years following such closing. Additionally, the Contribution Agreement contains a covenant by the Anchor Investor relating to the delivery of certain tax information to the Operating Partnership. Furthermore, each of the Operating Partnership and Anchor Investor agree to a covenant to cooperate on certain tax-related matters and on certain alcoholic beverage license matters.
Under the Contribution Agreement, each of Anchor Investor and Operating Partnership agree to indemnify one another for any breaches of its representations, warranties, covenants and agreements along with any claims relating to the Initial Investment Portfolio that occur during a party’s ownership of such portfolio. The Contribution Agreement also contains a provision requiring the Operating Partnership to indemnify the Anchor Investor for any third- party claims relating to, arising out of, or in connection with the existing debt documents, including any guarantees or environmental-related indemnities therein. In connection with the foregoing, the indemnification obligations of each party are subject to customary limitations and exceptions.
Dealer Manager Agreement
We have entered into a Dealer Manager Agreement with the Dealer Manager. Under the terms of the Dealer Manager Agreement, the Dealer Manager serves as the dealer manager, and certain participating broker-dealers solicit capital, for our private offering of Class T shares, Class S shares, Class D shares and Class I shares.
The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary based on agreements between the Dealer Manager and certain selected dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, selected dealers.
No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares or shares of any class sold pursuant to our distribution reinvestment plan. See Item 11 “Description of Registrant’s Securities to be Registered—Description of Shares” for further discussion of the differences between our Class T shares, Class S shares, Class D shares and Class I shares.
From time-to-time Ashford Securities may serve as the Dealer Manager for future public or private programs with those offerings conducted concurrently with our offering. As a result, our sponsor and the Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital.
Director Confidentiality Agreements
We have entered confidentiality agreements with each of our directors. The confidentiality agreement requires, subject to certain limited exceptions, that each director maintain the confidentiality of information relating to us, Ashford, Ashford Trust, Braemar and their affiliates (collectively, the “Ashford Entities”) and use such information solely for the purpose of serving on the board of directors and in connection with our Company’s business. Pursuant to the confidentiality agreement, each director agrees (a) not to directly or indirectly make any statement or announcement that disparages, or could reasonably be expected to damage the reputation of, any of the Ashford Entities, (b) not to publicly comment on any matter discussed or deliberated at any meeting of the board of directors or at any meeting of any committee of the board of directors, (c) to comply with any and all of our policies and procedures, (d) not to make any commitment as to how such director will act or vote on any issue or question in his or her capacity as a director of us, and (e) not to become a party to any agreement, arrangement or understanding with any person other than us with respect to any direct or indirect compensation, reimbursement or indemnification in connection with such director’s service as a director of us. The confidentiality agreement states that no provision thereof shall require any director to violate his or her fiduciary duties to the company.
The confidentiality agreement provides that the director party thereto shall resign from the board of directors in the event that the board of directors determines that, after consultation with counsel, such director has violated the terms of the confidentiality agreement and that such violation is determined by the board of directors to be material. In furtherance of this provision, each of the directors party to the confidentiality agreement has delivered to us an executed irrevocable resignation in the form attached to the confidentiality agreement.
Limited Liability and Indemnification of Directors, Officers, our Advisor and Other Agents
Our organizational documents generally limit the personal liability of our stockholders, directors and officers for monetary damages and require us to indemnify and advance expenses to our directors, officers and our Advisor and any of its affiliates acting as our agents subject to the limitations of Maryland law. Maryland law permits a corporation to include in its charter a provision limiting the liability of directors and officers to the corporation and its stockholders for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. The Maryland General Corporation Law (the “MGCL”), requires a corporation (unless its charter provides otherwise, which our charter does not) to indemnify a director or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he or she is made or threatened to be made a party by reason of his or her service in that capacity. The MGCL allows directors and officers to be indemnified against judgments, penalties, fines, settlements and reasonable expenses actually incurred in connection with a proceeding unless the following can be established:

•an act or omission of the director or officer was material to the cause of action adjudicated in the proceeding, and was committed in bad faith or was the result of active and deliberate dishonesty;
•the director or officer actually received an improper personal benefit in money, property or services; or
•with respect to any criminal proceeding, the director or officer had reasonable cause to believe his or her act or omission was unlawful.
A court may order indemnification if it determines that the director or officer is fairly and reasonably entitled to indemnification, even though the director or officer did not meet the prescribed standard of conduct or was adjudged liable on the basis that personal benefit was improperly received. However, indemnification for an adverse judgment in a suit by the corporation or in its right, or for a judgment of liability on the basis that personal benefit was improperly received, is limited to expenses. The MGCL permits a corporation to advance reasonable expenses to a director or officer upon receipt of a written affirmation by the director or officer of his or her good faith belief that he or she has met the standard of conduct necessary for indemnification and a written undertaking by him or her or on his or her behalf to repay the amount paid or reimbursed if it is ultimately determined that the standard of conduct was not met.
We have entered into indemnification agreements with each of our directors and executive officers. Pursuant to the terms of these indemnification agreements, we would indemnify and advance expenses and costs incurred by our directors and executive officers in connection with any claims, suits or proceedings brought against such directors and executive officers as a result of his or her service. However, our indemnification obligation is subject to the limitations set forth in the indemnification agreements and in our charter. Our directors and officers are also covered by an insurance policy that covers directors and officers of certain entities sponsored by Ashford.
The general effect to investors of any arrangement under which any of our controlling persons, directors or officers are insured or indemnified against liability is a potential reduction in the value of our shares resulting from our payment of premiums, deductibles and other costs associated with such insurance or our payment of indemnified losses. In addition, indemnification could reduce the legal remedies available to us and our stockholders against the indemnified individuals.
To the extent consistent with the limitations in our charter, our Operating Partnership must also indemnify us, our directors, our officers, our Advisor and other persons we may designate against losses of any nature that relate to the operations of the Operating Partnership and must also advance expenses relating to the foregoing.
Advisor Unit Issuance
On December 7, 2023, our Advisor invested $200,000 in our Operating Partnership through the purchase of 8,000 shares of Class E common units at a price of $25.00 per unit.
Potential Conflicts of Interest with our Advisor and its Affiliates
We are subject to various conflicts of interest arising out of our relationship with our Advisor and its affiliates, some of whom serve as our executive officers and our directors. We discuss these conflicts below and conclude this section with a discussion of the corporate governance measures we have adopted to ameliorate some of the risks posed by these conflicts.
Receipt of Fees by Our Advisor and its Affiliates
Our Advisor and its affiliates receive fees from us as summarized in the preceding section entitled –“Management Fee, Performance Participation and Expense Reimbursements,” which fees were not negotiated at arm’s length. These fees could influence our Advisor’s advice to us as well as the judgment of its affiliates, some of whom also serve as our executive officers and our directors. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including our Advisory Agreement, the Dealer Manager Agreement, property management agreements;
•equity offerings by us, including using our securities to acquire portfolios or other companies, which would entitle our Advisor to additional management fees, which are based on our aggregate NAV irrespective of stockholder returns;
•the recommendation of higher-yielding but riskier investments, which may be encouraged by the Special Limited Partner’s performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share;
•recommendations to our board of directors with respect to developing, overseeing, implementing, coordinating and determining our NAV and our NAV procedures, the provision of forward-looking property-level information to the independent valuation advisor or the decision to adjust the value of certain of our assets or liabilities in connection with the determination of our NAV, especially given that the management fee we pay our Advisor, the Special Limited Partner’s performance participation allocation and the fees we pay to the Dealer Manager are based on our NAV;
•share repurchases, which have the effect of reducing management fees payable to our Advisor;
•asset sales, which have the effect of reducing management fees if the proceeds are distributed to our stockholders rather than reinvested; and
•whether we engage affiliates of our Advisor for other services, which affiliates may receive fees in connection with the services regardless of the quality of the services provided to us.
Our Affiliates’ Interests in Other Programs Sponsored or Managed by Ashford
Our Advisor and its affiliates sponsor or manage other programs, including publicly traded REITs. All of our executive officers and our affiliated directors are also officers, directors, managers, key professionals and/or holders of direct or indirect interests in (i) our Advisor, Ashford, Ashford Trust and/or Braemar, (ii) other affiliated investment Advisors that are the managers of other programs or managed accounts, and (iii) other Ashford-managed or -sponsored investment vehicles. In the future, these individuals serve as the investment advisor and/ or asset manager to other Ashford-advised programs and investors and acquire for their own account real estate investments that may be suitable for us. Our Advisor and its affiliates have legal and financial obligations with respect to other programs or accounts managed or sponsored by them that are similar to their obligations to us. In the future, our Advisor and its affiliates are expected to sponsor and manage other programs.
Conflicts of interest may arise between us and the current and future programs advised or sponsored by our Advisor and its affiliates, including with respect to:
•the allocation of investment opportunities among programs and accounts managed by our Advisor and its affiliates (see “Allocation of Investment Opportunities” below);
•the allocation of personnel and time among programs and accounts managed or sponsored by our Advisor and its affiliates;
•the acquisition of assets from, or the sale of assets to, other Ashford-managed programs and accounts; and
•competition from other Ashford-managed programs or accounts when leasing a property or selling an asset or hiring service providers.
Allocation of Investment Opportunities
We rely on the key real estate and debt finance professionals at our Advisor and its affiliates, including Mr. Bennett, to present suitable investment opportunities to us. Our Advisor and its affiliates also manage other programs that operate in the direct hotel investment segment of the hotel lodging industry. Specifically, our executive officers also serve as key employees and as officers of our Advisor, Ashford, Ashford Trust and Braemar, including as officers of the external advisor to Ashford Trust and Braemar, and will continue to do so. Furthermore, Mr. Monty J. Bennett, our chairman, is also the chief executive officer, chairman and a significant stockholder of Ashford, is the chairman of Ashford Trust and is the chairman of Braemar. Ashford Trust has agreed that we will have access to select-service hotel assets sourced by our Advisor and its affiliates. Subject to the foregoing, affiliates of our Advisor are contractually obligated to present certain opportunities in the luxury and upper upscale chain scales to other managed programs or accounts before they are presented to us, and our Advisor or its affiliates may enter into similar arrangements with other programs it manages in the future. Should those other managed programs or accounts pass on those opportunities or seek an investment partner, we would have the ability to participate in those opportunities. As a result, we will not participate in every investment opportunity that falls within our investment objectives.
Our Advisor and its affiliates have agreed that we will have a right of first refusal for any select-service hotel assets sourced by our Advisor that have trailing or anticipated twelve-month average revenue per available room (“RevPAR”) of less than twice the then-current U.S. national average RevPar for all hotels (the “Select Service ROFR”). The then-current U.S. national average RevPar for all hotels for priority purposes will be determined with reference to the most current Smith Travel Research Reports. As used herein, “select-service hotel assets” refers to properties that offer limited degrees of services and amenities and may include brands such as Residence Inn, Hilton Garden Inn, Hyatt Place, Hampton Inn, Courtyard by Marriott, and Holiday Inn Express. With the exception of the Select Service ROFR, our Advisor and its affiliates are not obligated to present hotel investment opportunities to us before presenting them to Other Ashford Accounts. Specifically, we may only invest in investments sourced by our advisor and not subject to the Select Service ROFR if certain Other Ashford Accounts, as described herein, pass on such opportunities.
Of the existing Other Ashford Accounts with which we may compete for investment opportunities, Braemar focuses its investment strategy primarily on luxury hotels and resorts and Ashford Trust focuses its investment strategy primarily on upper upscale full-service hotels. Braemar has priority with respect to hotels and resorts with RevPAR of at least twice the then-current U.S. national average and Ashford Trust has priority with respect to non select-service hotels that have RevPAR less than twice the then-current U.S. national average. Our Advisor or its affiliates may enter into similar arrangements with other programs it manages in the future. Should Braemar or Ashford Trust, or any future advised platforms with similar arrangement pass on investment opportunities for which they have priority, i.e. those opportunities sourced by our Advisor not subject to the Select Service ROFR, or seek an investment partner for such opportunities, we would have the ability to participate in those opportunities. From time-to-time Other Ashford Accounts, including Ashford Trust and Braemar, may not be actively pursuing investments. As a result of the current macroeconomic environment and challenges facing commercial real estate, including as a result of ongoing impacts from the COVID-19 pandemic and the current debt environment, and as further disclosed in public filings, Braemar and Ashford Trust have limited funds available for investment. As of December 31, 2023, Braemar and Ashford Trust had approximately $85.6 million and $165.2 million, respectively, of cash and cash equivalents. Moreover, Braemar has fully drawn its $200 million secured credit facility. In addition, Ashford Trust’s current focus is to pay off its strategic financing through a combination of asset sales, mortgage debt refinancings, and non-traded preferred capital raising rather than investments in new assets. As such, we do not currently expect to compete meaningfully with these programs for investment opportunities. We may not participate in every investment opportunity that falls within our investment objectives.
With respect to Other Ashford Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us, investment opportunities are allocated among us and one or more Other Ashford Accounts in accordance with Ashford’s policies and procedures on a basis that our Advisor and its affiliates believe to be fair and equitable over time in their sole discretion, which may be subject to one or more of the following considerations: (i) any applicable investment objectives or focus of ours and such Other Ashford Accounts (which, for us, includes our primary objective of providing attractive current income in the form of regular, stable cash distributions), (ii) any investment limitations, parameters or contractual provisions of ours and such Other Ashford Accounts, (iii) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification, (iv) maintaining structuring and financing flexibility, (v) legal, tax, accounting and regulatory considerations, (vi) any other requirements or considerations set forth in the governing documents of any Other Ashford Account and (vii) other considerations deemed relevant by our Advisor and its affiliates (including, without limitation, qualifying and maintaining our qualification as a REIT and our ability to avoid registration as an investment company under the Investment Company Act).
Pursuant to the terms of our Advisory Agreement, we have acknowledged and agreed that (i) as part of Ashford’s or its affiliates’ regular businesses, personnel of our Advisor and its affiliates will from time to time work on other projects and matters (including with respect to one or more Other Ashford Accounts), and that conflicts will from time to time arise with respect to the allocation of personnel between us and one or more Other Ashford Accounts and/or our Advisor and such other affiliates, (ii) Other Ashford Accounts may invest, from time to time, in investments in which we also invest (including at a different level of an issuer’s capital structure (e.g., an investment by an Other Ashford Account in a debt or mezzanine interest with respect to the same portfolio entity in which we own an equity interest or vice versa) or in a different tranche of equity or debt with respect to an issuer in which we have an interest) and while Ashford and its affiliates will seek to resolve any such conflicts in a fair and reasonable manner (subject to any priorities of Other Ashford Accounts) in accordance with its policies and procedures with respect to conflicts resolution among Other Ashford Accounts generally, such transactions are not required to be presented to our board of directors or any committee thereof for approval (unless otherwise required by our investment guidelines), and there can be no assurance that any conflicts will be resolved in our favor, and (iii) the terms and conditions of the governing agreements of such Other Ashford Accounts (including with respect to the economic, reporting, and other rights afforded to investors in such Other Ashford Accounts) are materially different from the terms and conditions applicable to us and our stockholders, and neither we nor any of our stockholders (in such capacity) shall have the right to receive the benefit of any such different terms applicable to investors in such Other Ashford Accounts as a result of an investment in us or otherwise.
Despite these conflicts and priority arrangements, we generally expect our Advisor to offer real estate investment opportunities to Other Ashford Accounts when those opportunities involve either debt or equity investments that (i) have an opportunistic or value-add risk profile (e.g., may involve acquiring, developing or lending on vacant or partially vacant building or repositioning an asset in whole or in part from one use to another) or (ii) have a shorter-term investment horizon consistent with the finite-life nature of the other real estate programs managed by our Advisor. On the other hand, subject to our Advisor’s contractual obligations and other investment considerations set forth above, we generally expect our Advisor to offer us the opportunity to invest in “stabilized” assets with a longer-term holding period consistent with our program’s perpetual life. However, there will likely be exceptions to these general expectations, and Other Ashford Accounts may be offered “stabilized” and longer-term investments before we are.
Our Advisor could also consider other factors when making allocation decisions among programs, such as a program’s portfolio composition, objectives, guidelines, restrictions (including those imposed by law or regulation), strategy, capacity and liquidity. Our Advisor has adopted investment allocation policies and procedures in order to guide its allocation decisions. These policies and procedures may be amended without our input and without notice to us.
Allocation of Our Affiliates Time
We rely on our sponsor, our officers and the key real estate, debt finance, management and accounting professionals our Advisor has assembled, including Messrs. Bennett, Eubanks, Batis, Zsigray, Rose and Coe, for the day-to-day operation of our business. Ashford Trust and Braemar are also advised by Ashford. Further, our officers and affiliated director are also officers and/or the affiliated director of other Ashford-sponsored programs. Messrs. Bennett, Eubanks, Rose and Coe are also executive officers of Ashford, Ashford Trust and Braemar. Further, Mr. Monty J. Bennett, is the chairman of Ashford Trust’s board of directors, the chairman of Braemar’s board of directors and the chairman, chief executive officer and a significant stockholder of Ashford.
As a result of their interests in other Ashford-sponsored programs, their obligations to Ashford-advised investors and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, they face conflicts of interest in allocating their time among us, Ashford, Ashford Trust, Braemar, other Ashford-sponsored programs, Ashford-advised investors and other business activities in which they are involved. In addition, our Advisor, Ashford, Ashford Trust and Braemar and their affiliates share many of the same key real estate, debt finance, management and accounting professionals. Our executive officers and the key real estate, debt finance, management and accounting professionals affiliated with our sponsor who provide services to us are not obligated to devote a fixed amount of their time to us.
Our sponsor believes that our executive officers and the other key professionals have sufficient time to fully discharge their responsibilities to us and to the other businesses in which they are involved. We believe that our affiliates and executive officers will devote the time required to manage our business and expect that the amount of time a particular executive officer or affiliate devotes to us will vary during the course of the year and depend on our business activities at the given time. It is difficult to predict specific amounts of time an executive officer or affiliate will devote to us. We expect that our executive officers and affiliates will generally devote more time to programs raising and investing capital than to programs that have completed their offering stages, though from time to time each program will have its unique demands. Because many of the operational aspects of Ashford-sponsored programs are very similar, there are significant efficiencies created by the same team of individuals at our advisor providing services to multiple programs.
Valuation Conflicts
Our Advisor is paid a management fee for its services based on our NAV, excluding the NAV of the Class E shares and Class E units which are not subject to the management fee. In addition, the Special Limited Partner, an affiliate of our Advisor, is entitled to receive distributions on its performance participation interest in the Operating Partnership based in part upon the Operating Partnership’s annualized total return, which is calculated based upon our total distributions paid, plus the change in the Operating Partnership’s NAV, excluding the distributions and NAV attributable to the Class E units, which are not subject to the performance participation. net assets (which is a component of our NAV). Although third-party appraisals will be utilized in the calculation of our NAV, such appraisals will be based in part on information and estimates provided by our Advisor. Other components of our NAV will also be based on the subjective judgments of personnel of our Advisor. Therefore, there is a risk that conflicts of interest could influence the fees payable to our Advisor and the distributions payable to the Special Limited Partner.
Fiduciary Duties Owed by Some of Our Affiliates to Ashford and Its Affiliates
All of our executive officers and the key real estate and debt finance professionals at our Advisor are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in or for Ashford, other Ashford-affiliated investment advisors and other Ashford-sponsored programs.
Messrs. Bennett and Kleisner also serve as directors of Ashford Trust and Mr. Bennett is also a director of Ashford and Braemar. The loyalties of our directors serving on the boards of directors of Ashford, Ashford Trust and Braemar, or possibly on the boards of directors of future Ashford-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other Ashford-sponsored and advised programs.
Through Ashford-affiliated investment advisors, some of these persons also serve as the investment advisors to Ashford-advised investors. As a result, they owe fiduciary duties to each of these Ashford-sponsored programs, their stockholders, members and limited partners and the Ashford-advised investors. These fiduciary duties may from time-to-time conflict with the fiduciary duties that they owe to us.

Certain Conflict Resolution Measures
Related Party Transactions Committee
To ameliorate the risks created by conflicts of interest, we have a standing Related Party Transactions Committee of our board of directors composed of all our independent directors. This committee will be asked to approve transactions with affiliates, including purchases and sales with related parties, the amendment of our Advisory Agreement and the annual evaluation of our Advisor’s performance. Our Related Party Transactions Committee may retain its own legal and financial advisors at our expense.
Director Independence
For information relating to our independent directors, see “Item 10, Directors and Executive Officers, and Corporate Governance.”
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (if any), including individuals who are officers and employees of Ashford and its subsidiaries, including our Advisor, and specifically our principal executive officer, principal financial officer, principal accounting officer or controller. Our Code of Business Conduct and Ethics requires that transactions between us, on the one hand, and Ashford and its affiliates, on the other hand, that are outside the Advisory Agreement, the Master Hotel Management Agreement, the Master Project Management Agreement, or the additional terms and services for which Ashford has the exclusive right to provide such terms and services, as applicable, are required to be approved by a majority of the members of the Related Party Transactions Committee prior to consummation. In addition, the Code of Business Conduct and Ethics requires the Related Party Transactions Committee to annually review and evaluate the performance of the Advisor and the terms of the Advisory Agreement. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics.
Item 14.Principal Accountant Fees and Services
BDO USA, P.C. (“BDO”), serves as our independent auditor.
Audit and Non-Audit Fees
Aggregate fees that we were billed for the fiscal years ended December 31, 2023 and 2022 by our independent registered public accounting firm, BDO, were as follows:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Audit fees (1)	$620,000	$—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$620,000	$—
___________
(1) Audit fees include amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and reviews of SEC registration statements.
Audit and Non-Audit Fees
In accordance with our board of directors pre-approval policy, all audit services performed for us by our independent registered public accounting firm were pre-approved by our board of directors.
The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the board of directors prior to engagement, regardless of the service being requested or the dollar amount involved.
The board of directors may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the board of directors at its next scheduled meeting.

The board of directors does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.
PART IV
Item 15.Exhibits, Financial Statement Schedules
(a), (c) Financial Statement Schedules
See pages 56 through 67 hereof, for the Stirling Hotels & Resorts, Inc. consolidated financial statements and report of independent registered public accounting firm.
See pages 68 through 88 hereof, for the Stirling REIT OP, LP consolidated and combined consolidated financial statements and report of independent registered public accounting firm.
All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

(b)Exhibits

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Stirling Hotels & Resorts, Inc. (the “Registrant”), effective as of December 4, 2023, incorporated by reference to Exhibit 3.1 on Form 10 (No. 000-56623) filed December 15, 2023

3.2	Amended and Restated Bylaws of the Registrant, dated of as December 6, 2023, incorporated by reference to Exhibit 3.2 on Form 10 (No. 000-56623) filed December 15, 2023
4.1	Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 on Form 10 (No. 000-56623) filed December 15, 2023
10.1
Advisory Agreement by and among the Registrant, Stirling REIT OP, LP, Stirling TRS Corporation and Stirling REIT Advisors, LLC, dated as of December 6, 2023, incorporated by reference to Exhibit 10.1 on Form 8-K (No. 001-36400) filed December 6, 2023

10.2	Amended and Restated Limited Partnership Agreement of Stirling REIT OP, LP, dated as of December 6, 2023, incorporated by reference to Exhibit 10.2 on Form 10 (No. 000-56623) filed December 15, 2023
10.3	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 on Form 10 (No. 000-56623) filed December 15, 2023
10.4†	Independent Director Compensation Plan, dated as of December 6, 2023, incorporated by reference to Exhibit 10.4 on Form 10 (No. 000-56623) filed December 15, 2023
10.5	Form of Grant Notice and Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.5 on Form 10 (No. 000-56623) filed December 15, 2023
10.6
Form of Dealer Manager Agreement of the Registrant and Ashford Securities, LLC, incorporated by reference to Exhibit 10.6 on Pre-Effective Amendment No. 1 to Form 10 (No. 000-56623) filed February 2, 2024

10.7
Hotel Management Agreement of the Registrant and Remington Lodging & Hospitality, LLC, dated as of December 6, 2023, incorporated by reference to Exhibit 10.7 on Form 10 (No. 000-56623) filed December 15, 2023

10.8	Project Management Agreement of the Registrant and Project Management LLC, dated as of December 6, 2023, incorporated by reference to Exhibit 10.8 on Form 10 (No. 000-56623) filed December 15, 2023
10.9
Contribution Agreement by and among Stirling REIT OP, LP, Ashford Hospitality Limited Partnership and Ashford TRS Corporation, dated as of December 6, 2023, incorporated by reference to Exhibit 10.1 on Form 8-K (No. 001-31775) filed December 6, 2023

10.10
Lock-up Agreement between Ashford Hospitality Limited Partnership and Stirling REIT OP, LP, dated as of December 6, 2023, incorporated by reference to Exhibit 10.2 on Form 8-K (No. 001-31775) filed December 6, 2023

10.11	Lock-up Agreement between Ashford TRS Corporation and Stirling REIT OP, LP, dated as of December 6, 2023, incorporated by reference to Exhibit 10.3 on Form 8-K (No. 001-31775) filed December 6, 2023
10.12
Loan Agreement by and among Ashford Buford I LP, Ashford Jacksonville IV LP, Ashford Buford II LP and RI Manchester Hotel Partners, LP and Bank of America, N.A., dated as of November 16, 2023, incorporated by reference to Exhibit 10.12 on Form 10 (No. 000-56623) filed December 15, 2023

10.13
Consolidated, Renewal, Amended and Restated Promissory Note by Ashford Buford I LP, Ashford Jacksonville IV LP, Ashford Buford II LP and RI Manchester Hotel Partners, LP in favor of Bank of America, N.A., dated as of November 16, 2023, incorporated by reference to Exhibit 10.13 on Form 10 (No. 000-56623) filed December 15, 2023

10.14	Form Director Confidentiality Agreement, incorporated by reference to Exhibit 10.4 on Form 10 (No. 000-56623) filed December 15, 2023
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**
Certification of the Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with SEC Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

32.2**
Certification of the Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with SEC Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

99.1	Share Repurchase Plan, incorporated by reference to Exhibit 99.1 on Form 10 (No. 000-56623) filed December 15, 2023

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_________________________
* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2024.

STIRLING HOTELS & RESORTS, INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chief Executive Officer (Principal Executive Officer)	March 28, 2024
Monty J. Bennett

/s/ DERIC S. EUBANKS	President	March 28, 2024
Deric S. Eubanks

/s/ STEPHEN ZSIGRAY	Chief Financial Officer (Principal Financial Officer)	March 28, 2024
Stephen Zsigray

/s/ JUSTIN R. COE	Chief Accounting Officer (Principal Accounting Officer)	March 28, 2024
Justin R. Coe

/s/ FREDERICK J. KLEISNER	Chairman of the Board of Directors	March 28, 2024
Frederick J. Kleisner

/s/ MARK GOLDBERG	Director	March 28, 2024
Mark Goldberg

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Stirling Hotels & Resorts, Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Stirling Hotels & Resorts, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the period from September 1, 2023 (date of inception) through December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the period from September 1, 2023 (date of inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2023.

Dallas, Texas

March 28, 2024

STIRLING HOTELS & RESORTS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31, 2023
ASSETS
Cash and cash equivalents	$—
Investment in Stirling REIT OP, LP	24
Total Assets	$24
LIABILITIES AND EQUITY
Total Liabilities	$—
Commitments and contingencies (note 6)
Common stock - Class E shares, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2023	—
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2023	—
Common stock - Class D shares, $0.01 par value per share, 300,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2023	—
Common stock - Class I shares, $0.01 par value per share, 300,000,000 shares authorized, 1 share issued and outstanding at December 31, 2023	—
Common stock - Class S shares, $0.01 par value per share, 300,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2023	—
Common stock - Class T shares, $0.01 par value per share, 300,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2023	—
Additional paid-in-capital	25
Accumulated deficit	(1)
Total equity	24
Total Liabilities and Equity	$24

See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

Period From September 1, 2023 (date of inception) Through December 31, 2023
REVENUE
Total revenue	$—
EXPENSES
Hotel operating expenses:
Total operating expenses	—
Operating income (loss)	—
Equity in earnings (loss) of Stirling REIT OP, LP	(1)
Income (loss) before income taxes	(1)
Income tax (expense) benefit	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDER	$(1)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholder	$(1.00)
Weighted average common shares outstanding – basic	1
Diluted:
Net income (loss) attributable to common stockholder	$(1.00)
Weighted average common shares outstanding – diluted	1
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Period From September 1, 2023 (date of inception) Through December 31, 2023
Net income (loss)	$(1)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—
Comprehensive income (loss)	$(1)
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock										Additional Paid-in Capital	Accumulated Deficit	Total
	Class D		Class E		Class I		Class S		Class T
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 1, 2023 (date of inception)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock	—	—	—	—	1	—	—	—	—	—	25	—	25
Dividends declared - common stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2023	—	$—	—	$—	1	$—	—	$—	—	$—	$25	$(1)	$24
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

Period From September 1, 2023 (date of inception) Through December 31, 2023
Cash Flows from Operating Activities
Net income (loss)	$(1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated entities	1
Net cash provided by (used in) operating activities	—
Cash Flows from Investing Activities
Investment in Stirling OP, LP	(25)
Net cash provided by (used in) investing activities	(25)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	25
Net cash provided by (used in) financing activities	25
Net increase (decrease) in cash, cash equivalents and restricted cash	—
Cash, cash equivalents and restricted cash at beginning of period	—
Cash, cash equivalents and restricted cash at end of period	$—

Supplemental Cash Flow Information
Interest paid	$—
Income taxes paid (refunded)	—

Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—
Restricted cash at beginning of period	—
Cash, cash equivalents and restricted cash at beginning of period	$—

Cash and cash equivalents at end of period	$—
Restricted cash at end of period	—
Cash, cash equivalents and restricted cash at end of period	$—

STIRLING HOTELS & RESORTS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period From September 1, 2023 (date of inception) Through December 31, 2023
1. Organization
Stirling Hotels & Resorts, Inc. (the “Company”) was formed on September 1, 2023 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2024 and will make an election in 2025 upon filing its 2024 tax return. Substantially all of the Company’s business will be conducted through Stirling REIT OP, LP (“Stirling OP”), a Delaware limited partnership formed on September 26, 2023. The Company is the sole member of the sole general partner of Stirling OP and owns a non-economic general partner interest in Stirling OP. A wholly owned subsidiary of the Company is a limited partner of Stirling OP. Stirling REIT Special Limited Partner LLC (the “Special Limited Partner”), a Delaware limited partnership, owns a special limited partner interest in Stirling OP. In addition, in order for the income from any hotel property investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, the Company will lease each hotel property to a subsidiary of Stirling OP, which we intend to be treated as a taxable REIT subsidiary, or TRS.
The Company was organized to invest primarily in a diverse portfolio of stabilized income-producing hotels and resorts across all chain scales primarily located in the United States and operated under widely recognized brands. The Company and Stirling OP is externally managed by Stirling REIT Advisors LLC (the “Advisor”), an affiliate of Ashford Inc. (“Ashford”), the Company’s sponsor.
On December 6, 2023, Stirling OP acquired four hotel properties and assumed a mortgage loan secured by the four hotel properties (the “Initial Portfolio”) from Ashford Hospitality Limited Partnership (“Ashford Hospitality OP”) and Ashford TRS Corporation (“Ashford Hospitality TRS,” and together with Ashford Hospitality OP, the “Anchor Investor”), each a subsidiary of Ashford Hospitality Trust, Inc. (“Ashford Trust”), in exchange for Class I units of Stirling OP pursuant to the terms of the contribution agreement (the “Contribution Agreement”), by and among Stirling OP and the Anchor Investor. The gross contribution value was $56.2 million. Additionally, Stirling OP assumed a mortgage loan with a carrying value of $30.2 million. The acquisition also included $9.0 million of net working capital and reserves and was subject to customary post-closing adjustments resulting in a net contribution value of the Initial Portfolio of $35.0 million. Subsequent to December 31, 2023, estimated working capital and reserves were finalized resulting in the Anchor Investor returning 4,423 Class I units totaling approximately $111,000 to Stirling OP. The final net contribution value of the Initial Portfolio was $34.9 million.
The Company determined the acquisition of the Initial Portfolio resulted in Ashford Trust becoming the primary beneficiary of Stirling OP in contemplation of: 1) the related party group comprised of (i) Ashford Trust and (ii) the initial stockholder who has control over election or removal of the board of directors of the Company that have power to direct the most significant activities of Stirling OP; and 2) the consideration that substantially all the economics are held by Ashford Trust through its equity interest, and substantially all of the activities are performed on Ashford Trust’s behalf. As a result, Ashford Trust began consolidating Stirling OP as of December 6, 2023.
Pursuant to the Contribution Agreement the Anchor Investor entered into a lock-up agreement with respect to its Class I units that restrict the assignment, sale, and transfer of the units for a period of one year following the closing of the transactions contemplated by the Contribution Agreement (the “Lock-Up Agreement”). In addition, pursuant to the Lock-Up Agreement, the Anchor Investor is prohibited from redeeming the Class I units for a period of three years following such closing. At the end of the three-year period, the Class I units may be redeemed pursuant to the terms of the Stirling OP Agreement and any Class I units converted to shares of the Company’s Class I common stock may be repurchased by the Company pursuant to the terms and conditions of the Company’s share repurchase plan. In addition, the Anchor Investor agreed not to withdraw as a participant in the distribution reinvestment plan of Stirling OP, and thereby receive any distributions payable on its Class I units in additional Class I units, through December 31, 2024.
Concurrently with entry into the Contribution Agreement, the Company, directly or through its wholly owned subsidiaries, entered into the Advisory Agreement, the Stirling OP Agreement, the Master Hotel Management Agreement and the Master Project Management Agreement, each as described in additional detail in note 4.
2. Capitalization
On September 5, 2023, the Company was capitalized with a $25 investment from its sole stockholder in exchange for the issuance of one share of the Company’s common stock.
The Company is undertaking a continuous private offering to accredited investors, pursuant to which it will offer and sell up to $1,000,000,000 in shares of its common stock consisting of up to $900,000,000 in shares in the primary offering and up to $100,000,000 in shares pursuant to the distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, Class T, Class S, Class D and Class I shares, with a dollar value up

STIRLING HOTELS & RESORTS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
to the maximum offering amount. The share classes will have different upfront selling commissions, dealer manager fees and ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
The Company has authorized Class E shares for the Advisor and its affiliates for receipt in payment of the management fee and the distribution of the performance participation allocation. The Class E shares are not subject to any upfront selling commissions, dealer manager fees, distribution fees, management fees payable to the Advisor or the performance participation allocation to the Special Limited Partner. See note 4 for additional information on fees payable to the Advisor and its affiliates.
On December 4, 2023, the Company filed with the Maryland State Department of Assessments and Taxation the (“SDAT”) Articles of Amendment and Restatement to provide that the Company has the authority to issue a total of 1,400,000,000 shares of capital stock, of which 1,300,000,000 shares are classified as common stock, of which 300,000,000 of which are classified as Class D common stock, 100,000,000 of which are classified as Class E common stock, 300,000,000 of which are classified as Class I common stock, 300,000,000 of which are classified as Class S common stock, 300,000,000 of which are classified as Class T common stock, and 100,000,000 shares are classified as preferred stock with a par value $0.01 per share. In addition, the sole share of common stock outstanding was reclassified as a Class I share of common stock. The Charter was effective upon filing.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders will have their cash distributions automatically reinvested in additional shares of our common stock unless they elect to receive their distributions in cash. If stockholders participate in our distribution reinvestment plan, the cash distributions attributable to the class of shares that they own will be automatically invested in additional shares of the same class. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the most recently disclosed transaction price for such shares at the time of the record date of the distribution Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan., but distribution fees will apply depending upon the class of shares purchased. Participants may terminate their participation in the distribution reinvestment plan with ten business days’ prior written notice to us.
Share Repurchase Plan
Stockholders may request on a monthly basis that we repurchase all or any portion of their shares pursuant to our share repurchase plan, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each month. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last business day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The end of the one-year holding period will be measured as of the first business day immediately following the prospective repurchase date. Additionally, stockholders who have received shares of our common stock in exchange for their common units in Stirling OP may include the period of time such stockholder held such common units in Stirling OP for purposes of calculating the holding period for such shares of our common stock. The Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death or qualified disability of the holder and in other limited circumstances. We will begin share repurchases under the plan on the first month of the quarter following our first closing in the private offering. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.
The aggregate NAV of total repurchases (based on the price at which the shares are repurchased) of all classes (excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis after we have repurchased all shares for which repurchase has been requested due to death or disability. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable. Shares held by our Advisor or the Special Limited Partner acquired as payment of our Advisor’s management fee or in respect of distributions on the performance participation interest, respectively, will not be

STIRLING HOTELS & RESORTS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
subject to our share repurchase plan, including with respect to any repurchase limits or the Early Repurchase Deduction and will not be included in the calculation of our aggregate NAV for purposes of the 2% monthly or 5% quarterly limitations on repurchases.
Declaration of Distributions
On December 14, 2023, our board of directors declared a distribution for the month of December of $0.1042 per unit/share for outstanding OP unitholders and common stockholders of record as of the close of business on December 31, 2023, to be paid January 15, 2024.
3. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statement includes the accounts of the Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
Use of Estimates—The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents—Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less at the date of purchase. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash or cash equivalents as of December 31, 2023.
Investment in Stirling OP—Our investment in Stirling OP is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any other-than-temporary impairment is recorded in “equity in earnings (loss) of unconsolidated entities” in the consolidated statements of operations. No such impairment was recorded for the period from September 1, 2023 (date of inception) through December 31, 2023.
Our investment in Stirling OP is considered to be variable interests in the underlying entities. Each VIE, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct Stirling OP’s activities and operations, we are not considered to be the primary beneficiary of Stirling OP on an ongoing basis and therefore Stirling OP is not consolidated.
Income Taxes—The Company is a taxable corporation for the period ended December 31, 2023. The Company intends to make an election to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ending December 31, 2024. Until that time, the Company will be subject to taxation at regular corporate rates under the Internal Revenue Code. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Organization and Offering Expenses—The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and distribution fees) through December 31, 2024. Pursuant to the advisory agreement, the Company will reimburse the Advisor for all such advanced expenses ratably over a 60 month period commencing January 1, 2025. As of December 31, 2023, the Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2.1 million. These organization and offering expenses are not recorded in the accompanying financial statements because such costs are the responsibility of Stirling OP and are included in its balance sheet and statement of operations as of and for the year ended December 31, 2023. When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering. Any amount due to the Advisor but not paid will be recognized as a liability on the consolidated balance sheet.

STIRLING HOTELS & RESORTS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Operating Expenses—Operating expenses incurred directly by the Company are expensed in the period incurred. The Advisor will advance on behalf of the Company certain of the Company’s general and administrative expenses through December 31, 2024, at which point the Company will reimburse the Advisor for all such advanced expenses ratably over a 60 month period commencing January 1, 2025.
Earnings Per Share—Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. The weighted average number of shares of common stock outstanding is identical for both basic and diluted shares for the period from September 1, 2023 (date of inception) through December 31, 2023.
Recently Issued Accounting Standards—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
4. Related Party Transactions
Certain affiliates of the Company, including the Advisor, will receive fees and compensation in connection with the offering and ongoing management of the assets of the Company.
Advisory Agreement—The Company entered into an advisory agreement (the “Advisory Agreement”) with the Advisor. Pursuant to the advisory agreement between the Company, Stirling OP, Stirling TRS Corporation (“Stirling TRS”), a Delaware corporation and the Company’s taxable REIT subsidiary, and the Advisor, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.
The Advisor will be paid an annual management fee (payable monthly in arrears) of 1.25% of aggregate NAV represented by the Class T, Class S, Class D and Class I shares. Additionally, to the extent Stirling OP issues Class T, Class S, Class D or Class I operating partnership units to parties other than the Company, Stirling OP will pay the Advisor a management fee equal to 1.25% of the aggregate NAV of Stirling OP attributable to such Class T, Class S, Class D and Class I operating partnership units not held by the Company per annum payable monthly in arrears. No management fee will be paid with respect to Class E shares or Class E units of Stirling OP. The management fee is allocated on a class-specific basis and borne by all holders of the applicable class. The management fee will be paid, at the Advisor’s election, in cash, Class E shares or Class E units of Stirling OP. If the Advisor elects to receive any portion of its management fee in Class E shares or Class E units of Stirling OP, the Company may be obligated to repurchase such Class E shares or Class E units from the Advisor at a later date. Such repurchases will be outside the Company’s share repurchase plan and thus will not be subject to the repurchase limits of the share repurchase plan or any early repurchase deduction.
The Company does not intend to pay the Advisor any acquisition or other similar fees in connection with making investments. The Company will, however, reimburse the Advisor for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate related debt, whether or not such investments are acquired, and make payments to third parties in connection with making investments.
In addition to organization and offering expense and acquisition expense reimbursements, the Company will reimburse the Advisor for out-of-pocket costs and expenses it incurs in connection with the services it provides to the Company, including, but not limited to, (i) the actual cost of goods and services used by the Company and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments, (ii) expenses of managing and operating the Company’s properties, whether payable to an affiliate or a non-affiliated person, and (iii) expenses related to personnel of the Advisor performing

STIRLING HOTELS & RESORTS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
services for the Company other than those who provide investment advisory services or serve as executive officers of the Company.
Stirling OP Agreement—Upon the amendment and restatement of the agreement of limited partnership of Stirling OP (the “Stirling OP Agreement”), the Special Limited Partner will hold a performance participation interest in Stirling OP that entitles it to receive an allocation from Stirling OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as will be defined in the Stirling OP Agreement). Such allocation will be measured on a calendar basis, made quarterly and accrue monthly. Class E units of Stirling OP will not be subject to the performance participation allocation. Distributions on the performance participation interest may be payable in cash or Class E units at the election of the Special Limited Partner. To the extent that the Special Limited Partner elects to receive such distributions in Class E units, the Special Limited Partner may request that Stirling OP repurchase such Class E units for cash at the then-current NAV per unit. Repurchase requests for Class E units will not be subject to the one-year hold period provided for other limited partners.
Master Hotel Management Agreement—The Company, through Stirling TRS, entered into a master hotel management agreement (the “Master Hotel Management Agreement”) with Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a wholly owned subsidiary of Ashford, to provide hotel and restaurant management services for certain of the Company’s hotels. For providing these services, Remington Hospitality will receive a monthly base fee on assets managed that is equal to the greater of (i) $16,897 (to be increased annually based on any increases in CPI over the preceding annual period) or (ii) 3% of a property’s gross revenues. Remington Hospitality may also earn an incentive management fee that is equal to the lesser of (i) 1% of a hotel’s gross revenues for each fiscal year and (ii) the amount by which the actual house profit exceeds the budgeted house profit determined on a property-by-property basis.
Master Project Management Agreement—The Company entered into a master project management agreement (the “Master Project Management Agreement”) with Premier Project Management LLC (“Premier”), a subsidiary of Ashford, to provide design, construction, architecture, development or project management, procurement and other project related services to the Company and its properties. For providing these services, Premier may earn a project management fee equal to 4% of the total project costs associated with the implementation of the capital improvement budget, an architecture fee that is 6.5% of the total construction costs, an interior design fee that is 6.0% of the purchase price of furniture, fixtures and equipment (“FFE”), a procurement fee of 8.0% of the purchase price of FFE (if the purchase price of such FFE exceeds $2,000,000 for a specific hotel in a calendar year, the procurement fee shall be reduced to 6.0% for all FFE purchased in excess of $2,000,000), a construction fee of 10% of the total construction costs (for projects without a general contractor), a freight expediting fee that is 8% of the cost of expediting FFE, a warehousing fee that is 8% of the cost of warehousing goods delivered to the job site and a development fee of 4% on the total project costs associated with a development project.
Dealer Manager Agreement—The Company entered into a Dealer Manager Agreement with the Dealer Manager. Under the terms of the Dealer Manager Agreement, the Dealer Manager serves as the dealer manager, and certain participating broker-dealers solicit capital, for our private offering of Class T shares, Class S shares, Class D shares and Class I shares.
The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary based on agreements between the Dealer Manager and certain selected dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, selected dealers.
No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares or shares of any class sold pursuant to our distribution reinvestment plan.
From time-to-time Ashford Securities may serve as the Dealer Manager for future public or private programs with those offerings conducted concurrently with our offering. As a result, our sponsor and the Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital.
Miscellaneous Agreements—Pursuant to the terms of the Advisory Agreement, and provided that the Company has the right to control the decision of the award of the applicable contract, Remington Hospitality, Premier, and other affiliates of the Advisor have exclusive rights to provide the applicable products and services to the Company and Stirling OP.

STIRLING HOTELS & RESORTS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Note 5. Investment in Stirling REIT OP, LP
The following tables summarizes the condensed consolidated balance sheet and our ownership interest in Stirling REIT OP, LP as of December 31, 2023, and the condensed consolidated statements of operations and our equity in earnings (loss) of Stirling REIT OP, LP for the year ended December 31, 2023:
Stirling REIT OP, LP
Condensed Consolidated Balance Sheet

December 31, 2023
Total Assets	$47,845,000
Total Liabilities	33,452,000
Total partners’ capital of Stirling REIT OP, LP	14,393,000
Total liabilities and partners’ capital of Stirling REIT OP, LP	$47,845,000
Our ownership in Stirling REIT OP, LP	$24
Stirling REIT OP, LP
Condensed Consolidated Statement of Operations

Year Ended December 31, 2023
Total revenue	$16,846,000
Total operating expenses	16,966,000
Operating income (loss)	(120,000)
Interest expense, amortization and write-offs of deferred loan costs loan costs	(1,809,000)
Other income (expense)	3,000
Income tax (expense) benefit	(405,000)
Net income (loss)	$(2,331,000)
Our equity in earnings (loss) of Stirling REIT OP, LP	$(1)
6. Economic Dependency
The Company will be dependent on the Advisor and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, hotel management, and certain other responsibilities. In the event that the Advisor and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.
7. Commitments and Contingencies
The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of December 31, 2023, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
8. Subsequent Events
On January 30, 2024, our board of directors declared a distribution for the month of January of $0.1042 per unit/share for outstanding OP unitholders and common stockholders of record as of the close of business on January 31, 2024, paid on February 15, 2024.
On February 20, 2024, our board of directors declared a distribution for the month of February of $0.1042 per unit/share for outstanding OP unitholders and common stockholders of record as of the close of business on February 29, 2024, paid on March 15, 2024.

Financial Statements of Stirling REIT OP, LP
We account for the common unit acquired in Stirling OP as an equity method investment during any period our investment in Stirling OP is not considered significant to Stirling OP and will consolidate Stirling OP at such time that our investment in Stirling OP is considered significant to Stirling OP (based on generally accepted accounting principles). We expect to invest our capital and all our offering proceeds in Stirling OP and hold no other assets other than Stirling OP common units. We therefore expect to eventually consolidate Stirling OP. As such, we have included the audited consolidated and combined consolidated financial statements of Stirling OP as we believe these financial statements would be meaningful to investors, and subsequent invested capital will be significant to us.

Report of Independent Registered Public Accounting Firm

General Partner and unitholders
Stirling REIT OP, LP
Dallas, Texas

Opinion on the Consolidated and Combined Consolidated Financial Statements

We have audited the accompanying consolidated and combined consolidated balance sheets of Stirling REIT OP, LP (“the Company”) as of December 31, 2023 and 2022, the related consolidated and combined consolidated statements of operations, comprehensive income (loss), partners’ capital/parent net investment, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2023.
Dallas, Texas
March 28, 2024

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Investments in hotel properties, net	$35,580	$33,738
Cash and cash equivalents	2,363	997
Restricted cash	7,957	1,232
Accounts receivable, net of allowance of $0 and $1, respectively	271	243
Inventories	5	3
Deferred costs, net	125	87
Prepaid expenses	111	205
Other assets	1,433	108
Due from related parties, net	—	40
Total assets	$47,845	$36,653
LIABILITIES AND PARTNERS’ CAPITAL/PARENT NET INVESTMENT
Liabilities:
Indebtedness, net	$28,285	$32,910
Accounts payable and accrued expenses	1,436	1,290
Accrued interest payable	221	—
Distributions payable	147	—
Due to Ashford Inc., net	2,447	42
Due to Ashford Trust, net	683	—
Due to related parties, net	123	—
Due to third-party hotel manager	110	67
Total liabilities	33,452	34,309
Commitments and contingencies (note 8)
Partners’ capital/parent net investment
General Partner	—	—
Limited Partners	14,393	—
Total partners’ capital	14,393	—
Parent net investment	—	2,344
Total partners’ capital/parent net investment	14,393	2,344
Total liabilities and partners’ capital/parent net investment	$47,845	$36,653
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
REVENUE
Rooms	$16,556	$15,685	$12,658
Other hotel revenue	290	228	204
Total hotel revenue	16,846	15,913	12,862
EXPENSES
Hotel operating expenses:
Rooms	3,899	3,813	2,688
Other expenses	6,224	5,909	4,845
Management fees	727	687	633
Total hotel expenses	10,850	10,409	8,166
Property taxes, insurance and other	960	830	771
Depreciation and amortization	3,552	3,564	3,681
Advisory services fee	563	512	538
Corporate, general and administrative	1,041	101	159
Total operating expenses	16,966	15,416	13,315
OPERATING INCOME (LOSS)	(120)	497	(453)
Interest income	3	—	—
Interest expense and amortization of loan costs	(1,665)	(1,660)	(1,765)
Write-off of loan costs	(144)	—	(6)
INCOME (LOSS) BEFORE INCOME TAXES	(1,926)	(1,163)	(2,224)
Income tax (expense) benefit	(405)	(493)	(528)
NET INCOME (LOSS)	$(2,331)	$(1,656)	$(2,752)
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(2,331)	$(1,656)	$(2,752)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—
Comprehensive income (loss)	$(2,331)	$(1,656)	$(2,752)
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF
PARTNERS’ CAPITAL/PARENT NET INVESTMENT
(in thousands)

	General Partner	Limited Partners	Parent Net Investment	Total
Balance at December 31, 2020	$—	$—	$1,693	$1,693
Net income (loss)	—	—	(2,752)	(2,752)
Contributions from parent, net	—	—	3,980	3,980
Balance at December 31, 2021	$—	$—	$2,921	$2,921
Net income (loss)	—	—	(1,656)	(1,656)
Contributions from parent, net	—	—	1,079	1,079
Balance at December 31, 2022	$—	$—	$2,344	$2,344
Contributions from parent, net	—	—	14,327	14,327
Distributions declared	—	(147)	—	(147)
Contribution from Stirling REIT Advisors LLC	—	200	—	200
Net income (loss)	—	(1,184)	(1,147)	(2,331)
Contribution from parent in exchange for limited partner interest	—	15,524	(15,524)	—
Balance at December 31, 2023	$—	$14,393	$—	$14,393
See notes to Consolidated and Combined Consolidated Financial Statements

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(2,331)	$(1,656)	$(2,752)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,552	3,564	3,681
Bad debt expense	60	45	33
Amortization of loan costs and capitalized default interest and write-off of loan costs	118	(83)	(84)
Changes in operating assets and liabilities:
Accounts receivable and inventories	(90)	(16)	(145)
Prepaid expenses and other assets	5	(123)	6
Accounts payable and accrued expenses	(33)	215	(910)
Due from related parties	163	8	(153)
Due to third-party hotel manager	43	44	17
Due to Ashford Trust, net	683	—	—
Due to Ashford Inc., net	1,156	1	(9)
Net cash provided by (used in) operating activities	3,326	1,999	(316)
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(4,964)	(3,910)	(208)
Payments for initial franchise fees	(75)	—	(15)
Net cash provided by (used in) investing activities	(5,039)	(3,910)	(223)
Cash Flows from Financing Activities
Borrowings on indebtedness	30,200	—	—
Repayments of indebtedness	(32,816)	(748)	(1,057)
Payments for loan costs	(2,107)	—	(6)
Contributions from/(distributions to) parent	14,327	1,079	3,980
Contribution from Stirling REIT Advisors LLC	200	—	—
Net cash provided by (used in) financing activities	9,804	331	2,917
Net increase (decrease) in cash, cash equivalents and restricted cash	8,091	(1,580)	2,378
Cash, cash equivalents and restricted cash at beginning of period	2,229	3,809	1,431
Cash, cash equivalents and restricted cash at end of period	$10,320	$2,229	$3,809

Supplemental Cash Flow Information
Interest paid	$1,525	$1,880	$2,864
Income taxes paid (refunded)	353	504	490
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$685	$272	$8
Distributions declared but not paid	147	—	—
Common stock offering costs accrued but not paid	1,236	—	—
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$997	$996	$565
Restricted cash at beginning of period	1,232	2,813	866
Cash, cash equivalents and restricted cash at beginning of period	$2,229	$3,809	$1,431

Cash and cash equivalents at end of period	$2,363	$997	$996
Restricted cash at end of period	7,957	1,232	2,813
Cash, cash equivalents and restricted cash at end of period	$10,320	$2,229	$3,809
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023, 2022 and 2021
1. Organization and Description of Business
Stirling Hotels & Resorts, Inc. (“Stirling Inc.”) was formed on September 1, 2023 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2024. Substantially all of the Stirling Inc.’s business will be conducted through Stirling REIT OP, LP (“Stirling OP” or the “Company”), a Delaware limited partnership formed on September 26, 2023. Stirling Inc. is the sole member of the sole general partner of Stirling OP and owns a non-economic general partner interest in Stirling OP. A wholly owned subsidiary of the Stirling Inc. is the sole limited partner of Stirling OP. Stirling REIT Special Limited Partner LLC (the “Special Limited Partner”), a Delaware limited partnership, will own a special limited partner interest in Stirling OP. In addition, in order for the income from any hotel property investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, Stirling Inc. will lease each hotel property to a subsidiary of Stirling OP, which we intend to be treated as a taxable REIT subsidiary, or TRS.
Stirling Inc. was organized to invest primarily in a diverse portfolio of stabilized income-producing hotels and resorts across all chain scales primarily located in the United States and operated under widely recognized brands. Stirling Inc. and Stirling OP will be externally managed by Stirling REIT Advisors LLC (the “Advisor”), an affiliate of Ashford Inc. (“Ashford”), Stirling Inc.’s sponsor. We do not have any employees. All of the services that might be provided by employees are provided to us by the Advisor.
On December 6, 2023, Stirling OP acquired four hotel properties and assumed a mortgage loan secured by the four hotel properties (the “Initial Portfolio”) from Ashford Hospitality Limited Partnership (“Ashford Hospitality OP”) and Ashford TRS Corporation (“Ashford Hospitality TRS,” and together with Ashford Hospitality OP, the “Anchor Investor”), each a subsidiary of Ashford Hospitality Trust, Inc. (“Ashford Trust”), in exchange for Class I units of Stirling OP pursuant to the terms of the contribution agreement (the “Contribution Agreement”), by and among Stirling OP and the Anchor Investor. The contribution value was approximately $56.2 million. Additionally, Stirling OP assumed a mortgage loan with an estimated fair value of approximately $30.2 million. The acquisition also included $9.0 million of net working capital and reserves and was subject to customary post-closing adjustments resulting in a net contribution value of the Initial Portfolio of $35.0 million. Subsequent to December 31, 2023, estimated working capital and reserves were finalized resulting in Ashford Trust returning 4,423 Class I units totaling approximately $111,000 to Stirling OP. The final net contribution value of the Initial Portfolio was $34.9 million.
Stirling Inc. determined the acquisition of the Initial Portfolio resulted in Ashford Trust becoming the primary beneficiary of Stirling OP in contemplation of: 1) the related party group comprised of (i) Ashford Trust and (ii) the initial stockholder who has control over election or removal of the board of directors of Stirling Inc. that have power to direct the most significant activities of Stirling OP; and 2) the consideration that substantially all the economics are held by Ashford Trust through its equity interest, and substantially all of the activities are performed on Ashford Trust’s behalf. As a result, Ashford Trust began consolidating Stirling OP as of December 6, 2023.
Pursuant to the Contribution Agreement the Anchor Investor entered into a lock-up agreement with respect to its Class I units that restrict the assignment, sale, and transfer of the units for a period of one year following the closing of the transactions contemplated by the Contribution Agreement (the “Lock-Up Agreement”). In addition, pursuant to the Lock-Up Agreement, the Anchor Investor is prohibited from redeeming the Class I units for a period of three years following such closing. At the end of the three-year period, the Class I units may be redeemed pursuant to the terms of the Stirling OP Agreement and any Class I units converted to shares of Stirling Inc.’s Class I common stock may be repurchased by Stirling Inc. pursuant to the terms and conditions of Stirling Inc.’s share repurchase plan. In addition, the Anchor Investor agreed not to withdraw as a participant in the distribution reinvestment plan of Stirling OP, and thereby receive any distributions payable on its Class I units in additional Class I units, through December 31, 2024.
Concurrently with entry into the Contribution Agreement, Stirling Inc. and Stirling OP, directly or through its wholly owned subsidiaries, entered into the Advisory Agreement, the Stirling OP Agreement, the Master Hotel Management Agreement and the Master Project Management Agreement, each as described in additional detail in note 4.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, audio visual services, real estate advisory and brokerage services, insurance policies covering general liability, workers’ compensation and business automobile claims, insurance claims services, hypoallergenic premium rooms, broker-dealer and distribution services, mobile key technology and cash management services.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
On December 7, 2023, Stirling OP issued 8,000 Class E units at a price of $25.00 per unit to the Advisor in exchange for a cash contribution of $200,000.
For periods prior to December 6, 2023, the accompanying combined consolidated financial statements include the accounts of certain wholly owned subsidiaries of Stirling OP that own and operate four hotels in three states, which are all wholly owned hotel properties as of December 31, 2023. These hotels represent 405 rooms. As of December 31, 2023, three of the four hotel properties were leased by Stirling OP’s indirect wholly owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from the TRS is eliminated in combination and/or consolidation. One hotel property is owned by a TRS. Stirling OP does not operate any of its hotel properties directly; instead Stirling OP employs hotel management companies to operate them for Stirling OP under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages three of Stirling OP’s four operating hotel properties and Crossroads Hospitality Management Company (“Crossroads”) manages the remaining hotel property.
For periods prior to December 6, 2023, the accompanying combined consolidated financial statements include the accounts of the following subsidiaries of Stirling OP:
1. Ashford Jacksonville IV LP
2. Ashford TRS Jacksonville IV LLC
3. Ashford Buford I LP
4. Ashford Buford II LP
5. Ashford Pool C3 GP LLC
6. Ashford Pool C3 Senior Mezz LLC
7. Ashford Pool C3 Junior Mezz LLC
8. Ashford Pool C3 Junior Holder LLC
9. Ashford TRS Pool C3 LLC
10. Ashford TRS Pool C3 Senior Mezz LLC
11. Ashford TRS Pool C3 Junior Mezz LLC
12. Ashford TRS Pool C3 Junior Holder LLC
13. RI Manchester Hotel Partners, L.P.
14. RI Manchester Tenant Corporation
Terms such as the “Company,” “we,” “us,” or “our” refer to Stirling OP and all entities included in its consolidated and combined consolidated financial statements.
2. Significant Accounting Policies
Basis of Presentation and Principles of Combination and Consolidation—For the period subsequent to the acquisition of the Initial Portfolio, the accompanying consolidated financial statements include the accounts of Stirling OP and its subsidiaries. These consolidated financial statements reflect the Company’s acquisition of the Initial Portfolio using the historical basis for the related assets and liabilities due to the consolidation of the Company by Ashford Trust.
For periods prior to December 6, 2023, the date of the contribution of the Initial Portfolio, the accompanying historical combined consolidated financial statements of Initial Portfolio have been “carved out” of Ashford Trust’s consolidated financial statements and reflect certain assumptions and allocations. These entities were under Ashford Trust’s common control. The combined consolidated financial statements of the Initial Portfolio were prepared using the financial position and results of operations of the entities set forth above after adjustments for certain ownership related activities that have been historically accounted for by Ashford Trust. These ownership activities include mortgage indebtedness associated with the four hotels, debt related expenses and other owner related expenses. In addition, the combined consolidated statements of operations of the Initial Portfolio include allocations of advisory service fees and corporate general and administrative expenses from Ashford Trust, which in the opinion of management, are reasonable. The historical financial information is not necessarily indicative of the Company’s future results of operations, financial position and cash flows subsequent to the contribution.
All significant intercompany accounts and transactions between consolidated and combined consolidated entities have been eliminated in these historical consolidated and combined consolidated financial statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Use of Estimates—The preparation of these consolidated and combined consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents—Cash and cash equivalents include cash on hand or held in banks and short-term investments with an initial maturity of three months or less at the date of purchase. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.
Restricted Cash—Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures and equipment (“FF&E”) replacements of approximately 4% to 5% of property revenue for all hotels, as required by certain management or mortgage debt agreement restrictions and provisions.
Accounts Receivable—Accounts receivable consists primarily of hotel guest receivables. We generally do not require collateral. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of guests to make required payments for services. The allowance is maintained at a level believed to be adequate to absorb estimated receivable losses. The estimate is based on past receivable loss experience, known and inherent credit risks, current economic conditions, and other relevant factors, including specific reserves for certain accounts.
Inventories—Inventories, which primarily consist of gift store merchandise, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.
Investments in Hotel Properties, net—Hotel properties are generally stated at cost. All improvements and additions that extend the useful life of the hotel properties are capitalized.
For property and equipment acquired in a business combination, we record the assets acquired based on their fair value as of the acquisition date. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Property and equipment acquired in an asset acquisition are recorded at cost. The acquisition cost in an asset acquisition is allocated to land, buildings, improvements, furniture, fixtures and equipment. Acquisition cost is allocated using relative fair values. We evaluate several factors, including weighted market data for similar assets, expected future cash flows discounted at risk adjusted rates, and replacement costs for assets to determine an appropriate exit cost when evaluating the fair values.
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding periods, and expected useful lives. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. No impairment charges were recorded for the years ended December 31, 2023, 2022 and 2021.
Deferred Costs, net—Debt issuance costs associated with debt obligations are reflected as a direct reduction to the related debt obligation on our consolidated and combined consolidated balance sheets. Debt issuance costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method.
Deferred franchise fees are amortized on a straight-line basis over the terms of the related franchise agreements and are presented as an asset on our consolidated and combined consolidated balance sheets. See note 10.
Due to/from Related Parties—Due to/from related parties represents current receivables and payables resulting from transactions related to hotel management with a related party. Due to/from related parties is generally settled within a period not exceeding one year.
Due to/from Ashford Inc.—Due to/from Ashford Inc. represents current receivables and payables resulting from the advisory services fee, including reimbursable expenses, other hotel products and services as well as start up and organization

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
costs. Due to/from Ashford Inc. is generally settled within a period not exceeding one year, with the exception of the start up and organization costs that are payable over period of 60 months beginning January 1, 2025.
Due to Ashford Trust—Due to Ashford Trust represents current payables resulting from various costs, which were paid on our behalf by Ashford Trust. Due to/from Ashford Trust is generally settled within a period not exceeding one year.
Due to Third-Party Hotel Manager—Due to/from third-party hotel manager represents current receivables and payables resulting from transactions related to hotel management. Due to/from third-party hotel manager is generally settled within a period not exceeding one year.
Fair Value Hierarchy—For disclosure purposes, financial instruments, whether measured at fair value on a recurring or nonrecurring basis or not measured at fair value, are classified in a hierarchy consisting of three levels based on the observability of valuation inputs in the marketplace as discussed below:
•Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that we have the ability to access for identical assets or liabilities. Market price data generally are obtained from exchange or dealer markets.
•Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.
•Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. The circumstances for using these measurements include those in which there is little, if any, market activity for the asset or liability.
Revenue Recognition—Rooms revenue represents revenue from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay. Advance deposits are recorded as liabilities when a customer or group of customers provides a deposit for a future stay at our hotels. Advance deposits are converted to revenue when the services are provided to the customer or when the customer with a noncancellable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancellation of the related reservation within an established period of time prior to the reservation. Our advance deposit balance as of December 31, 2023 and 2022 was $17,000 and $19,000, respectively, and are generally recognized as revenue within a one-year period.
Other hotel revenue consists of ancillary revenue at the property, including attrition and cancellation fees, and other guest services. Cancellation fees are recognized from non-cancellable deposits when the customer provides notification of cancellation in accordance with established management policy time frames.
Taxes collected from customers and submitted to taxing authorities are not recorded in revenue.
Other Hotel Expenses—Other hotel expenses include Internet, telephone charges, guest laundry, valet parking, and hotel-level general and administrative, sales and marketing expenses, repairs and maintenance, franchise fees and utility costs. They are expensed as incurred.
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2023, 2022 and 2021, we incurred advertising costs of $176,000, $146,000 and $110,000, respectively. Advertising costs are included in “other” hotel expenses in the accompanying consolidated and combined consolidated statements of operations.
Depreciation and Amortization—Depreciation expense is based on the estimated useful life of the assets, while amortization expense for leasehold improvements are based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives ranging from 7.5 to 39 years for buildings and improvements and 1.5 to 5 years for FF&E. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation and amortization expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
Income Taxes—As of December 31, 2023, the entities that operate our hotels are considered taxable corporations for U.S. federal, state and city income tax purposes. The entities that own our hotels are considered partnerships for federal income tax purposes. Partnerships are not subject to U.S. federal income tax on their income. Instead each of its partners is required to

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
include in income its allocable share of the partnership’s income. The states and cities where the partnerships operate generally follow the U.S. federal income tax treatment. Accordingly, we have not provided for income taxes for the partnerships.
In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions. See note 9.
The “Income Taxes” topic of the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2019 through 2023 remain subject to potential examination by certain federal and state taxing authorities.
Recently Issued Accounting Standards—In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
3. Revenue

	Year Ended December 31, 2023
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA Area	2	$7,854	$117	$7,971
Hartford, CT Area	1	4,354	88	4,442
Jacksonville, FL Area	1	4,348	85	4,433
Total	4	$16,556	$290	$16,846

	Year Ended December 31, 2022
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA Area	2	$6,884	$104	$6,988
Hartford, CT Area	1	4,286	51	4,337
Jacksonville, FL Area	1	4,515	73	4,588
Total	4	$15,685	$228	$15,913

	Year Ended December 31, 2021
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA Area	2	$5,212	$102	$5,314
Hartford, CT Area	1	3,381	45	3,426
Jacksonville, FL Area	1	4,065	57	4,122
Total	4	$12,658	$204	$12,862

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Land	$5,760	$5,760
Buildings and improvements	45,764	44,629
Furniture, fixtures and equipment	5,725	6,391
Construction in progress	3,057	1,216
Total cost	60,306	57,996
Accumulated depreciation	(24,726)	(24,258)
Investments in hotel properties, net	$35,580	$33,738
For the years ended December 31, 2023, 2022 and 2021, we recognized depreciation expense of approximately $3.5 million, $3.5 million and $3.7 million, respectively.
5. Indebtedness, net
Indebtedness consisted of the following (in thousands):

					December 31, 2023		December 31, 2022
Indebtedness	Collateral		Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan	1	hotel	January 2024	5.49%	$—	$—	$6,345	$6,556
Mortgage loan	1	hotel	January 2024	5.49%	—	—	9,261	13,636
Mortgage loan	2	hotels	August 2024	4.90%	—	—	17,210	13,546
Mortgage loan	4	hotels	December 2028	8.51%	30,200	35,580	—	—
					30,200	$35,580	32,816	$33,738
Capitalized default interest and late charges					—		469
Deferred loan costs, net					(1,915)		(375)
Indebtedness, net					$28,285		$32,910
On November 16, 2023, Ashford Trust refinanced the $6.2 million mortgage loan secured by the Residence Inn Manchester, the $9.1 million mortgage loan secured by the Residence Inn Jacksonville, and the $21.9 million mortgage loan secured by the Hampton Inn Buford and the SpringHill Suites Buford. The new mortgage loan totaled $30.2 million. The new mortgage loan has a five-year term. The mortgage loan is interest only and provides for an interest rate of 8.51%. The new mortgage loan is secured by the Residence Inn Manchester, Residence Inn Jacksonville, Hampton Inn Buford and SpringHill Suites Buford.
During the years ended December 31, 2021 and 2020 Ashford Trust entered into forbearance and other agreements which were considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. As a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loan using the effective interest method. The amount of the capitalized principal that was amortized during the years ended December 31, 2023, 2022 and 2021 was $348,000, $373,000 and $367,000, respectively. These amounts are included as a reduction to “interest expense and amortization of discounts and loan costs” in the consolidated and combined consolidated statements of operations. Additionally, $121,000 of the capitalized principal was written off during the year ended December 31, 2023 upon the repayment of the underlying mortgage loans.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Maturities of indebtedness as of December 31, 2023 for each of the five following years and thereafter are as follows (in thousands):

2024	$—
2025	—
2026	—
2027	—
2028	30,200
Thereafter	—
Total	$30,200
The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Presently, our existing covenants are non-recourse. As of December 31, 2023, we were in compliance with all covenants related to our mortgage loan.
6. Summary of Fair Value of Financial Instruments
Determining estimated fair values of our financial instruments such as indebtedness requires considerable judgment to interpret market data. Market assumptions and/or estimation methodologies used may have a material effect on estimated fair value amounts. Accordingly, estimates presented are not necessarily indicative of amounts at which these instruments could be purchased, sold, or settled. Carrying amounts and estimated fair values of financial instruments, for periods indicated, were as follows (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets not measured at fair value:
Cash and cash equivalents	$2,363	$2,363	$997	$997
Restricted cash	7,957	7,957	1,232	1,232
Accounts receivable, net	271	271	243	243
Due from related parties, net	—	—	40	40

Financial liabilities not measured at fair value:
Indebtedness	$30,200	$28,476	$32,816	$31,282
Accounts payable and accrued expenses	1,436	1,436	1,290	1,290
Dividends and distributions payable	147	147	—	—
Due to Ashford Inc., net	2,447	2,447	42	42
Due to Ashford Trust, net	683	683	—	—
Due to related parties, net	123	123	—	—
Due to third-party hotel manager	110	110	67	67
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have original maturities of less than 90 days. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, due from related parties, net, accounts payable and accrued expenses, due to Ashford Inc., net due to Ashford Trust, net and due to third-party hotel manager. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 94.3% of the carrying value of $30.2 million at December 31, 2023 and approximately 95.3% of the carrying value of $32.8 million at December 31, 2022. These fair value estimates are considered a Level 2 valuation technique.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Related Party Transactions
Ashford Inc.
Advisory Agreement with Stirling OP
Stirling REIT Advisors, LLC (“Stirling Advisor”), a subsidiary of Ashford Inc., acts as the advisor to Stirling OP. The Advisory Agreement became effective on December 6, 2023. Mr. Monty J. Bennett, chief executive officer of Stirling Inc. serves as chairman of the board of directors and chief executive officer of Ashford Inc.
Stirling Advisor is paid an annual management fee (payable monthly in arrears) of 1.25% of aggregate NAV represented by the Class T, Class S, Class D and Class I shares of Stirling Inc. Additionally, to the extent Stirling OP issues Class T, Class S, Class D or Class I operating partnership units to parties other than Stirling Inc., Stirling OP will pay Stirling Advisor a management fee equal to 1.25% of the aggregate NAV of Stirling OP attributable to such Class T, Class S, Class D and Class I operating partnership units not held by Stirling Inc. per annum payable monthly in arrears. No management fee will be paid with respect to Class E shares of Stirling Inc. or Class E units of Stirling OP. The management fee is allocated on a class-specific basis and borne by all holders of the applicable class. The management fee will be paid, at Stirling Advisor’s election, in cash, Class E shares of Stirling Inc. or Class E units of Stirling OP. If Stirling Advisor elects to receive any portion of its management fee in Class E shares or Class E units of Stirling OP, Stirling Inc. may be obligated to repurchase such Class E shares of Stirling Inc. or Class E units of Stirling OP from Stirling Advisor at a later date. Such repurchases will be outside Stirling Inc.’s share repurchase plan and thus will not be subject to the repurchase limits of the share repurchase plan or any early repurchase deduction.
Stirling OP does not intend to pay Stirling Advisor any acquisition or other similar fees in connection with making investments. Stirling OP will, however, reimburse Stirling Advisor for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate related debt, whether or not such investments are acquired, and make payments to third parties in connection with making investments. In addition to organization and offering expense and acquisition expense reimbursements, Stirling OP will reimburse Stirling Advisor for out-of-pocket costs and expenses it incurs in connection with the services it provides to Stirling Inc., including, but not limited to, (i) the actual cost of goods and services used by Stirling OP and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments, (ii) expenses of managing and operating Stirling OP’s properties, whether payable to an affiliate or a non-affiliated person, and (iii) expenses related to personnel of Stirling Advisor performing services for Stirling OP other than those who provide investment advisory services or serve as executive officers of Stirling Inc.
The following table summarizes the advisory services fees incurred (in thousands):

Year Ended December 31, 2023
Advisory services fee
Base advisory fee	$67
Reimbursable expenses (1)	10
Total advisory services fee	$77
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
Advisory Agreement with Ashford Trust
Ashford LLC, a subsidiary of Ashford Inc., acts as the Advisor to Ashford Trust. Mr. Monty J. Bennett, chairman of the board of directors of Ashford Trust, serves as chairman of the board of directors and chief executive officer of Ashford Inc.
Under the Ashford Trust advisory agreement, Ashford Trust pays advisory fees to Ashford LLC. Advisory fees consist of base fees and incentive fees. Ashford Trust pays a monthly base fee in an amount equal to 1/12 of (i) 0.70% of the Total Market Capitalization (as defined in the advisory agreement) of Ashford Trust for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined in the advisory agreement), if any, on the last day of the prior month during which the advisory agreement was in effect; provided, however in no event shall the Base Fee (as defined in the advisory agreement) for any month be less than the Minimum Base Fee as provided by the advisory agreement. Ashford Trust shall pay the Base Fee or the Minimum Base Fee (as defined in the advisory agreement) on the fifth business day of each month.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Minimum Base Fee for Ashford Trust for each quarter beginning January 1, 2021 is equal to the greater of:
(i) ninety percent (90%) of the base fee paid for the same month in the prior fiscal year; and
(ii) 1/12th of the G&A Ratio (as defined in the advisory agreement) for the most recently completed fiscal quarter multiplied by Ashford Trust’s Total Market Capitalization.
Ashford Trust is also required to pay Ashford LLC an incentive fee that is measured annually (or for a stub period if the advisory agreement is terminated at other than year-end). In each year that Ashford Trust’s total shareholder return exceeds the average total shareholder return for the peer group, Ashford Trust shall pay to Ashford LLC an incentive fee. The incentive fee, if any, subject to the Fixed Coverage Charge Ratio Condition (as defined in the advisory agreement), shall be payable in arrears in three equal annual installments.
Ashford Trust also reimburses Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. Ashford Trust also records equity-based compensation expense for equity grants of common stock and LTIP units awarded to officers and employees of Ashford LLC in connection with providing advisory services.
The advisory service fee reflected in these combined consolidated financial statements through December 5, 2023, represents an allocation of the Ashford Trust advisory fee. The costs were allocated based on the pro rata share of our net investments in hotel properties in relation to Ashford Trust’s net investments in hotel properties.
The following table summarizes the amount of allocated advisory services fees (in thousands):

	Year Ended December 31,
	2023	2022	2021
Advisory services fee
Base advisory fee	$342	$357	$373
Reimbursable expenses (1)	122	101	80
Equity-based compensation (2)	22	54	85
Total advisory services fee	$486	$512	$538
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
(2)    Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage. Under the advisory agreement, Ashford Inc. secures casualty insurance policies to cover Ashford Trust, Braemar Hotels & Resorts Inc. (“Braemar”), Stirling OP, their hotel managers, as needed, and Ashford Inc. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford Inc. has managed the casualty insurance program and beginning in December 2023, Warwick Insurance Company (“Warwick”), a subsidiary of Ashford Inc., provides and manages the general liability, workers’ compensation and business automobile insurance policies within the casualty insurance program. Each year Ashford Inc. collects funds from Ashford Trust, Braemar, Stirling OP and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
Lismore
We engage Lismore or its subsidiaries to provide debt placement services and assist with loan modifications on our behalf. During the year ended December 31, 2023, we made payments of $506,000 to Lismore.
Design and Construction Services
Master Project Management Agreement—The Company entered into a master project management agreement (the “Master Project Management Agreement”) with Premier Project Management LLC (“Premier”), a subsidiary of Ashford, to provide design, construction, architecture, development or project management, procurement and other project related services to the Company and its properties. For providing these services, Premier may earn a project management fee equal to 4% of the total project costs associated with the implementation of the capital improvement budget, an architecture fee that is 6.5% of the total construction costs, an interior design fee that is 6.0% of the purchase price of furniture, fixtures and equipment (“FFE”), a procurement fee of 8.0% of the purchase price of FFE (if the purchase price of such FFE exceeds $2,000,000 for a specific

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
hotel in a calendar year, the procurement fee shall be reduced to 6.0% for all FFE purchased in excess of $2,000,000), a construction fee of 10% of the total construction costs (for projects without a general contractor), a freight expediting fee that is 8% of the cost of expediting FFE, a warehousing fee that is 8% of the cost of warehousing goods delivered to the job site and a development fee of 4% on the total project costs associated with a development project.
Hotel Management Services
At December 31, 2023, Remington Hospitality managed three of our four hotel properties.
Master Hotel Management Agreement—The Company, through Stirling TRS, entered into a master hotel management agreement (the “Master Hotel Management Agreement”) with Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a wholly owned subsidiary of Ashford, to provide hotel and restaurant management services for certain of the Company’s hotels. For providing these services, Remington Hospitality will receive a monthly base fee on assets managed that is equal to the greater of (i) $16,897 (to be increased annually based on any increases in CPI over the preceding annual period) or (ii) 3% of a property’s gross revenues. Remington Hospitality may also earn an incentive management fee that is equal to the lesser of (i) 1% of a hotel’s gross revenues for each fiscal year and (ii) the amount by which the actual house profit exceeds the budgeted house profit determined on a property-by-property basis.
Summary of Transactions
In accordance with the advisory agreements, subsidiaries of Ashford Inc. have a right to provide products or services to our hotels, provided such transactions are evaluated and approved by Stirling Inc.’s independent directors. The following tables summarize the entities in which Ashford Inc. has an interest in provided products and services, the amounts recorded by us for those services and the applicable classification on our consolidated and combined consolidated financial statements (in thousands):

		Year Ended December 31, 2023
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Management Fees	Other Hotel Expenses	Advisory Expenses	Write-off of Premiums, Loan Costs and Exit Fees
Lismore Capital	Debt placement and related services	$506	$—	$406	$—	$—	$—	$100
Premier	Design and construction services	1,466	1,415	—	—	—	51	—
Pure Wellness	Hypoallergenic premium rooms	29	—	—	—	29	—	—
Remington Hospitality	Hotel management services (3)	1,060	—	—	669	391	—	—

		Year Ended December 31, 2022
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Other Hotel Revenue	Management Fees	Other Hotel Expenses
Premier	Design and construction services	$743	$743	$—	$—	$—
Pure Wellness	Hypoallergenic premium rooms	17	—	—	—	17
Remington Hospitality	Hotel management services (2)	945	—	—	557	388

		Year Ended December 31, 2021
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Other Hotel Revenue	Management Fees	Other Hotel Expenses	Property Taxes, Insurance and Other
Ashford LLC	Insurance claims services	$12	$—	$—	$—	$—	$12
Premier	Design and construction services	143	143	—	—	—	—
Pure Wellness	Hypoallergenic premium rooms	14	—	—	—	14	—
Remington Hospitality	Hotel management services (2)	817	—	—	524	293	—
________
(1)Recorded in FF&E and depreciated over the estimated useful life.
(2)Other hotel expenses include incentive hotel management fees and other hotel management costs.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes amounts (due to) due from Ashford Inc. (in thousands):

		(Due to)/Due from Ashford Inc.
Company	Product or Service	December 31, 2023	December 31, 2022
Stirling REIT Advisors LLC	Advisory services	$(77)	$2
Ashford LLC	Start up cost reimbursements	(2,098)
Ashford LLC	Insurance related services	(122)	—
Premier	Design and construction services	(150)	(44)
		$(2,447)	$(42)
As of December 31, 2023, due to related parties, net included a net payable to Remington Hospitality in the amount of $123,000 primarily related to hotel management fees. As of December 31, 2022, due from related parties, net included a net receivable from Remington Hospitality in the amount of $40,000, primarily related to initial working capital and credit rebills. partially offset by accrued base and incentive management fees.
As of December 31, 2023, we had a payable to Ashford Trust of approximately $683,000 related to various costs, which were paid on our behalf by Ashford Trust.
8. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements existing at December 31, 2023, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 5% of gross revenues for capital improvements. From time to time, we may work with our property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements existing at December 31, 2023, we pay franchisor royalty fees between 4% and 6% of gross rooms revenue. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 3% and 4% of gross rooms revenue. These franchise agreements expire on varying dates between 2024 and 2035. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Year Ended December 31,
Line Item	2023	2022	2021
Other hotel expenses	$1,542	$1,448	$1,172
Management Fees—Under hotel management agreements for our hotel properties existing at December 31, 2023, we pay monthly hotel management fees equal to the greater of approximately $16,897 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 3% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2026 through 2031, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Capital Commitments—At December 31, 2023, we had capital commitments of $3.8 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
Litigation—The Company is or may be a party to various legal proceedings that arise in the ordinary course of business. The Company is not currently involved in any litigation nor, to management’s knowledge, is any litigation threatened against the Company where the outcome would, in management’s judgment based on information currently available to the Company, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Income Taxes—We and our subsidiaries will file income tax returns in the federal jurisdiction and various states. Tax years 2019 through 2023 remain subject to potential examination by certain federal and state taxing authorities.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Income Taxes
Prior to December 6, 2023, the Company’s financial statement income and taxable income have been “carved out” of Ashford Trust and prepared on a separate return basis. Three of the four hotel properties were leased by Ashford Trust’s indirect wholly owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. One hotel property was owned by a TRS of Ashford Trust. As of December 31, 2023, all four of the hotel properties were owned by wholly owned subsidiaries of Stirling OP and leased to Stirling TRS.
For the period from January 1, 2023 through December 5, 2023, and for the years ended December 31, 2022 and 2021, income tax expense has been calculated on a separate standalone basis and the results of the operations of these four hotel properties were included in the consolidated tax returns of various jurisdictions for a taxable subsidiary of Ashford Trust. For the period from December 6, 2023 through December 31, 2023 income tax expense has been computed for Stirling TRS, the entity that operates our four hotel properties. Income tax expense for the TRSs wholly-owned by a consolidated partnership, which were calculated on a separate standalone basis, have been included in the accompanying consolidated and combined consolidated financial statements at the same amounts included in Ashford Trust’s consolidated financial statements.
Ashford TRS recognized net book income (loss) related to Initial Portfolio of $941,000 and $972,000 and $922,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table reconciles the income tax (expense) benefit at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax (expense) benefit at federal statutory income tax rate of 21%	$(198)	$(204)	$(194)
State income tax (expense) benefit, net of U.S. federal income tax benefit	(40)	(31)	(9)
Permanent differences	(124)	—	—
Provision to return adjustment	—	(4)	—
Other	6	—	—
Valuation allowance	(49)	(254)	(325)
Total income tax (expense) benefit	$(405)	$(493)	$(528)
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(351)	$(433)	$(472)
State	(54)	(60)	(56)
Total income tax (expense) benefit	$(405)	$(493)	$(528)
For the years ended December 31, 2023, 2022 and 2021 income tax expense includes interest and penalties paid to taxing authorities of $0, $0 and $0, respectively. At December 31, 2023 and 2022, we determined that there were no material amounts to accrue for interest and penalties due to taxing authorities.
At December 31, 2023 and 2022, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2023	2022
Federal and state net operating losses	$—	$233
Accrued expenses	17	16
Tax property basis less than book basis	—	1,508
Other	—	—
Deferred tax asset	17	1,757
Valuation allowance	(17)	(1,757)
Net deferred tax asset	$—	$—

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 31, 2023 and 2022, we maintained a valuation allowance of $17,000 and $1.8 million, respectively. At December 31, 2023 and 2022, we have reserved certain deferred tax assets of our TRS entities as we believe it is more likely than not that these deferred tax assets will not be realized. We considered all available evidence, both positive and negative. We concluded that the objectively verifiable negative evidence of a history of consolidated losses outweigh the positive evidence. We believe this treatment is appropriate considering the nature of the intercompany transactions and leases between the REIT and its subsidiaries and that the current level of taxable income at the TRS is primarily attributable to our current transfer pricing arrangements. The transfer pricing arrangements are renewed upon expiration. All existing leases were extended and terms amended in 2020 to reflect the economic impact of COVID-19. Outside consultants prepared the transfer pricing studies supporting the rents from the leases. Outside consultants will continue to provide transfer pricing studies on any newly acquired properties. The intercompany rents are determined in accordance with the arms’ length transfer pricing standard, taking into account the cost of ownership to the REIT among other factors. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$1,757	$1,532	$1,165
Additions	—	225	367
Deductions	(1,740)	—	—
Balance at end of year	$17	$1,757	$1,532
10. Deferred Costs, net
Deferred costs, net consist of the following (in thousands):

	December 31,
	2023	2022
Deferred franchise fees	$159	$136
Accumulated amortization	(34)	(49)
Deferred costs, net	$125	$87
11. Concentration of Risk
Our investments are primarily concentrated within the hotel industry. During 2023, the Atlanta, GA, Hartford CT and Jacksonville, FL markets each generated greater than 10% of our total hotel revenue. All hotel properties securing our mortgage loan are located domestically at December 31, 2023. Accordingly, adverse conditions in the hotel industry could have a material adverse effect on our operating and investment revenues and cash flows.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions that are in excess of the FDIC insurance limits of $250,000.
12. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of December 31, 2023 and December 31, 2022, all of our hotel properties were domestically located.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Subsequent Events
On January 30, 2024, the Stirling Inc. board of directors declared a distribution for the month of January of $0.1042 per unit/share for outstanding OP unitholders of record as of the close of business on January 31, 2024, paid on February 15, 2024.
On February 20, 2024, the Stirling Inc. board of directors declared a distribution for the month of February of $0.1042 per unit/share for outstanding OP unitholders of record as of the close of business on February 29, 2024, paid on March 15, 2024.
Subsequent events for the reporting period ended December 31, 2023, were evaluated through March 28, 2024, the date the consolidated and combined consolidated financial statements were available for issuance and there were no additional events to accrue or disclose.