Form 10-Q
period 2024-03-31
Stirling Hotels & Resorts, Inc.
filed 2024-05-14
CIK 2003881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to ________________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
As of May 10, 2024, the registrant had the following shares outstanding: 0 shares of Class D common stock, 0 shares of Class E common stock, 398 shares of Class I common stock, 0 shares of Class S common stock and 0 shares of Class T common stock.

STIRLING HOTELS & RESORTS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31,2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$—	$—
Distributions receivable	41	—
Investment in Stirling REIT OP, LP	9,815	24
Total assets	$9,856	$24
LIABILITIES AND EQUITY
Dividends payable	$41	$—
Total liabilities	41	—
Commitments and contingencies (note 6)
Common stock - Class E shares, $0.01 par value per share, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class D shares, $0.01 par value per share, 300,000,000 shares authorized, 0 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class I shares, $0.01 par value per share, 300,000,000 shares authorized, 398 and 1 share issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	4	—
Common stock - Class S shares, $0.01 par value per share, 300,000,000 shares authorized, 0 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class T shares, $0.01 par value per share, 300,000,000 shares authorized, 0 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	10,021	25
Accumulated deficit	(210)	(1)
Total equity	9,815	24
Total liabilities and equity	$9,856	$24
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

Three Months Ended March 31, 2024
REVENUE
Total revenue	$—
EXPENSES
Hotel operating expenses:
Total operating expenses	—
Operating income (loss)	—
Equity in earnings (loss) of Stirling REIT OP, LP	(168)
Income (loss) before income taxes	(168)
Income tax (expense) benefit	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(168)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(1.24)
Weighted average common shares outstanding – basic	136
Diluted:
Net income (loss) attributable to common stockholders	$(1.24)
Weighted average common shares outstanding – diluted	136
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

Three Months Ended March 31, 2024
Net income (loss)	$(168)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—
Comprehensive income (loss)	$(168)
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Common Stock								Additional Paid-in Capital	Accumulated Deficit	Total
	Class D		Class I		Class S		Class T
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	1	$—	—	$—	—	$—	$25	$(1)	$24
Issuance of common stock	—	—	397	4	—	—	—	—	9,996	—	10,000
Dividends declared - common stock	—	—	—	—	—	—	—	—	—	(41)	(41)
Net income (loss)	—	—	—	—	—	—	—	—	—	(168)	(168)
Balance at March 31, 2024	—	$—	398	$4	—	$—	—	$—	$10,021	$(210)	$9,815
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Three Months Ended March 31, 2024
Cash Flows from Operating Activities
Net income (loss)	$(168)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated entities	168
Changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	—
Cash Flows from Investing Activities
Investment in Stirling OP, LP	(10,000)
Net cash provided by (used in) investing activities	(10,000)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	10,000
Net cash provided by (used in) financing activities	10,000
Net increase (decrease) in cash, cash equivalents and restricted cash	—
Cash, cash equivalents and restricted cash at beginning of period	—
Cash, cash equivalents and restricted cash at end of period	$—

Supplemental Cash Flow Information
Interest paid	$—
Income taxes paid (refunded)	—
Dividends declared but not paid	41
Distributions receivable	41
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—
Restricted cash at beginning of period	—
Cash, cash equivalents and restricted cash at beginning of period	$—

Cash and cash equivalents at end of period	$—
Restricted cash at end of period	—
Cash, cash equivalents and restricted cash at end of period	$—
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
On December 6, 2023, Stirling OP acquired four hotel properties and assumed a mortgage loan secured by the four hotel properties (the “Initial Portfolio”) from Ashford Hospitality Limited Partnership (“Ashford Hospitality OP”) and Ashford TRS Corporation (“Ashford Hospitality TRS,” and together with Ashford Hospitality OP, the “Anchor Investor”), each a subsidiary of Ashford Hospitality Trust, Inc. (“Ashford Trust”), in exchange for Class I units of Stirling OP pursuant to the terms of the contribution agreement (the “Contribution Agreement”), by and among Stirling OP and the Anchor Investor. The gross contribution value was $56.2 million. Additionally, Stirling OP assumed a mortgage loan with a carrying value of $30.2 million. The acquisition also included $9.0 million of net working capital and reserves and was subject to customary post-closing adjustments resulting in a net contribution value of the Initial Portfolio of $35.0 million. During the three months ended March 31, 2024, estimated working capital and reserves were finalized resulting in the Anchor Investor returning 4,423 Class I units totaling approximately $111,000 to Stirling OP. The final net contribution value of the Initial Portfolio was $34.9 million.
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
2. Capitalization
On September 5, 2023, the Company was capitalized with a $25 investment from its initial stockholder in exchange for the issuance of one share of the Company’s common stock.
On March 1, 2024, the Company issued 397 shares of common stock for proceeds of $10,000.
The Company is undertaking a continuous private offering to accredited investors, pursuant to which it will offer and sell up to $1,000,000,000 in shares of its common stock consisting of up to $900,000,000 in shares in the primary offering and up to

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
$100,000,000 in shares pursuant to the distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, Class T, Class S, Class D and Class I shares, with a dollar value up to the maximum offering amount. The share classes will have different upfront selling commissions, dealer manager fees and ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
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
The aggregate NAV of total repurchases (based on the price at which the shares are repurchased) of all classes (excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the aggregate NAV attributable to stockholders as of the end of the immediately preceding quarter). In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis after we have repurchased all shares for which repurchase has been requested due to death or disability. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
the share repurchase plan, as applicable. Shares held by our Advisor or the Special Limited Partner acquired as payment of our Advisor’s management fee or in respect of distributions on the performance participation interest, respectively, will not be subject to our share repurchase plan, including with respect to any repurchase limits or the Early Repurchase Deduction and will not be included in the calculation of our aggregate NAV for purposes of the 2% monthly or 5% quarterly limitations on repurchases.
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
On March 21, 2024, our board of directors declared a distribution for the month of March of $0.1042 per unit/share for outstanding OP unitholders and common stockholders of record as of the close of business on March 31, 2024, paid on April 15, 2024.
3. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statement includes the accounts of the Company and certain subsidiaries. All intercompany balances and transactions are eliminated in consolidation. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Annual Report to Stockholders on Form 10-K filed with the SEC on March 29, 2024.
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
Cash and Cash Equivalents—Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less at the date of purchase. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash or cash equivalents as of March 31, 2024.
Investment in Stirling OP—Our investment in Stirling OP is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any other-than-temporary impairment is recorded in “equity in earnings (loss) of unconsolidated entities” in the consolidated statements of operations. No such impairment was recorded for the three months ended March 31, 2024.
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

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Income Taxes—The Company is a taxable corporation for the three months ended March 31, 2024. The Company intends to make an election to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ending December 31, 2024. Until that time, the Company will be subject to taxation at regular corporate rates under the Internal Revenue Code. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Organization and Offering Expenses—The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and distribution fees) through December 31, 2024. Pursuant to the advisory agreement, the Company will reimburse the Advisor for all such advanced expenses ratably over a 60 month period commencing January 1, 2025. As of March 31, 2024 and December 31, 2023, the Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2.3 million and $2.1 million, respectively. These organization and offering expenses are not recorded in the accompanying financial statements because such costs are the responsibility of Stirling OP and are included in its balance sheet and statement of operations for the applicable periods. When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering. Any amount due to the Advisor but not paid will be recognized as a liability on the consolidated balance sheet.
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

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
The Company does not intend to pay the Advisor any acquisition or other similar fees in connection with making investments. The Company will, however, reimburse the Advisor for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate-related debt, whether or not such investments are acquired, and make payments to third parties in connection with making investments.
In addition to organization and offering expense and acquisition expense reimbursements, the Company will reimburse the Advisor for out-of-pocket costs and expenses it incurs in connection with the services it provides to the Company, including, but not limited to, (i) the actual cost of goods and services used by the Company and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments, (ii) expenses of managing and operating the Company’s properties, whether payable to an affiliate or a non-affiliated person, and (iii) expenses related to personnel of the Advisor performing services for the Company other than those who provide investment advisory services or serve as executive officers of the Company.
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
Master Project Management Agreement—The Company entered into a master project management agreement (the “Master Project Management Agreement”) with Premier Project Management LLC (“Premier”), a subsidiary of Ashford, to provide design, construction, architecture, development or project management, procurement and other project-related services to the Company and its properties. For providing these services, Premier may earn a project management fee equal to 4% of the total project costs associated with the implementation of the capital improvement budget, an architecture fee that is 6.5% of the total construction costs, an interior design fee that is 6.0% of the purchase price of furniture, fixtures and equipment (“FFE”), a procurement fee of 8.0% of the purchase price of FFE (if the purchase price of such FFE exceeds $2,000,000 for a specific hotel in a calendar year, the procurement fee shall be reduced to 6.0% for all FFE purchased in excess of $2,000,000), a construction fee of 10% of the total construction costs (for projects without a general contractor), a freight expediting fee that is 8% of the cost of expediting FFE, a warehousing fee that is 8% of the cost of warehousing goods delivered to the job site and a development fee of 4% on the total project costs associated with a development project.
Dealer Manager Agreement—The Company entered into a Dealer Manager Agreement with the Dealer Manager. Under the terms of the Dealer Manager Agreement, the Dealer Manager serves as the dealer manager, and certain participating broker-dealers solicit capital, for our private offering of Class T shares, Class S shares, Class D shares and Class I shares.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering; however such amounts may vary based on agreements between the Dealer Manager and certain selected dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, selected dealers.
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
5. Investment in Stirling REIT OP, LP
The following tables summarizes the condensed consolidated balance sheets and our ownership interest in Stirling REIT OP, LP as of March 31, 2024 and December 31, 2023, and the condensed consolidated statement of operations and our equity in earnings (loss) of Stirling REIT OP, LP for the three months ended March 31, 2024:
Stirling REIT OP, LP
Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
Total Assets	$48,062,000	$47,845,000
Total Liabilities	35,358,000	33,452,000
Total partners’ capital of Stirling REIT OP, LP	12,704,000	14,393,000
Total liabilities and partners’ capital of Stirling REIT OP, LP	$48,062,000	$47,845,000
Our ownership in Stirling REIT OP, LP	$9,815	$24
Stirling REIT OP, LP
Condensed Consolidated Statement of Operations

Three Months Ended March 31, 2024
Total revenue	$3,622,000
Total operating expenses	4,622,000
Operating income (loss)	(1,000,000)
Interest expense and amortization of loan costs	(725,000)
Interest income	16,000
Income tax (expense) benefit	—
Net income (loss)	$(1,709,000)
Our equity in earnings (loss) of Stirling REIT OP, LP	$(168)
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

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Commitments and Contingencies
The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of March 31, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
8. Subsequent Event
On April 23, 2024, our board of directors declared a distribution for the month of April of $0.1042 per unit/share for outstanding OP unitholders and common stockholders of record as of the close of business on April 30, 2024, to be paid on May 15, 2024.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Stirling Hotels & Resorts”, the “Company,” “we,” “us,” or “our” refer to Stirling Hotels & Resorts, Inc. and its subsidiaries unless the context specifically requires otherwise. References herein to "Stirling OP" or "our operating partnership" refer to Stirling REIT OP, LP. References herein to "Advisor" refer to Stirling REIT Advisors LLC. References herein to "Ashford" refer to Ashford Inc. and its subsidiaries unless the context specifically requires otherwise. References herein to "Ashford Trust" refer to Ashford Hospitality Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
Overview
Stirling Hotels & Resorts, Inc. was formed primarily to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts across all chain scales located primarily in the United States that are operated under widely recognized brands licensed from hotel franchisors such as Marriott, Hilton, Hyatt, and Intercontinental Hotel Group, and to a lesser extent, invest in real estate debt secured by hotels and resorts and develop hotels and resorts. The Company is indirectly the sole general partner and a limited partner of Stirling OP. We are externally managed by our Advisor, an affiliate of Ashford.
The Company was formed on September 1, 2023 as a Maryland corporation and intends to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2024. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.
In December 2023 the Company commenced a continuous private offering to accredited investors, pursuant to which it is offering for sale up to $1,000,000,000 in shares of common stock consisting of up to $900,000,000 in shares in the primary offering and up to $100,000,000 in shares pursuant to the distribution reinvestment plan.
On December 6, 2023, Stirling OP acquired four hotel properties and assumed a mortgage loan secured by the four hotel properties (the “Initial Portfolio”) from Ashford Hospitality Limited Partnership (“Ashford Hospitality OP”) and Ashford TRS Corporation (“Ashford Hospitality TRS,” and together with Ashford Hospitality OP, the “Anchor Investor”), each a subsidiary of Ashford Trust, in exchange for Class I units of Stirling OP pursuant to the terms of the contribution agreement (the Contribution Agreement”), by and among Stirling OP and the Anchor Investor. The gross contribution value was $56.2 million which represented the appraised value of the Initial Portfolio as provided by LW Hospitality Advisors (“LWHA”), an independent third-party appraiser engaged to value the Initial Portfolio with additional input and oversight by Altus Group U.S. Inc. (“Altus”) and the Advisor. Additionally, Stirling OP assumed a mortgage loan with a carrying value of $30.2 million. The acquisition also included $9.0 million of net working capital and reserves and was subject to customary post-closing adjustments resulting in a net contribution value of the Initial Portfolio of $35.0 million. During the three months ended March 31, 2024, estimated working capital and reserves were finalized resulting in the Anchor Investor returning 4,423 Class I units totaling approximately $111,000 to Stirling OP. The resulting final net contribution value of the Initial Portfolio was $34.9 million.
Other than our investment in Stirling OP, we had neither engaged in any operations nor generated any revenues through March 31, 2024. Our entire activity from inception through March 31, 2024 primarily consisted of investment in Stirling OP and allocation of income (loss) from Stirling OP. When we receive proceeds from the sale of shares of our common stock in our continuous private offering, we will contribute such proceeds to Stirling OP and receive common units in Stirling OP that correspond to the classes of our shares sold. On September 5, 2023 we were capitalized with an initial investment of $25 from our initial stockholder (at such time) to us, which we contributed to Stirling OP and, in exchange, we received one Class I common unit from Stirling OP. We have sold an additional 397 common shares in the ongoing private offering, the proceeds of which we contributed to Stirling OP and, in exchange, we received an additional 397 Class I common units from Stirling OP. We account for the common units acquired in Stirling OP as an equity method investment during any period our investment in Stirling OP is not considered significant to Stirling OP and will consolidate Stirling OP at such time our investment in Stirling OP is considered significant to Stirling OP (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our offering proceeds in Stirling OP and hold no other assets other than Stirling OP common units. We therefore expect to eventually consolidate Stirling OP, and we have included the unaudited consolidated and combined consolidated financial statements of Stirling OP in Part II Item 5 of this Quarterly Report on Form 10-Q, as we believe a discussion of the performance and results of operations of Stirling OP would be meaningful to investors as our cash flows and operating results are driven by Stirling OP, and subsequent invested capital will be significant to the Company.
Current Market Conditions and Related Risks and Opportunities
The Company’s business is materially affected by conditions in the financial markets and economic conditions in the U.S. Rising interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, which may adversely affect the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities. While higher interest rates make financing more expensive, we are fortunate that our Initial Portfolio locked in a mortgage loan at a favorable fixed interest rate.
Hotel Portfolio
The following table presents certain information related to Stirling OP’s hotel properties as of March 31, 2024:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Hampton Inn	Buford, GA	Select-service	92	100	92
SpringHill Suites by Marriott	Buford, GA	Select-service	97	100	97
Marriott Residence Inn	Manchester, CT	Select-service	96	100	96
Marriott Residence Inn	Jacksonville, FL	Select-service	120	100	120
Total			405		405
Results of Operations
Since the Company had no significant assets or operations prior to December 6, 2023, the Company does not have any results of operations for the three months ended March 31, 2023. The following results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 represent the operations of Stirling OP.
For periods prior to December 6, 2023, the date of Stirling OP’s acquisition of the Initial Portfolio, the accompanying historical combined consolidated financial statements of the Initial Portfolio have been “carved out” of Ashford Trust’s consolidated financial statements and reflect certain assumptions and allocations. These hotels are under Ashford Trust’s common control. The combined consolidated financial statements were prepared using the financial position and results of operations of the entities set forth above after adjustments for certain ownership related activities that have been historically accounted for by Ashford Trust. These ownership activities include mortgage indebtedness associated with the four hotels, debt-related expenses and other owner related expenses. In addition, the combined consolidated statements of operations include allocations of advisory service fees and corporate general and administrative expenses from Ashford Trust, which in the opinion of management, are reasonable. The historical financial information is not necessarily indicative of the Company’s future results of operations, financial position and cash flows subsequent to Stirling OP’s acquisition of the Initial Portfolio.
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
•Occupancy—Occupancy means the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occupancy measures the utilization of Stirling OP hotels’ available capacity. Stirling OP uses occupancy to measure demand at a specific hotel or group of hotels in a given period.
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
Principal Factors Affecting Stirling OP’s Results of Operations
The principal factors affecting Stirling OP’s operating results include overall demand for hotel rooms compared to the supply of available hotel rooms, and the ability of its contracted hotel management companies to increase or maintain revenues while controlling expenses.
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
•Management fees: Base management fees are computed as a percentage of gross revenues. Incentive management fees generally are paid when operating profits exceed certain threshold levels.
•Other hotel expenses: These expenses include labor and other costs associated with the other operating department revenues, as well as labor and other costs associated with administrative departments, franchise fees, sales and marketing, repairs and maintenance and utility costs.
Most categories of variable operating expenses, including labor costs such as housekeeping, fluctuate with changes in occupancy. Increases in occupancy are accompanied by increases in most categories of variable operating expenses, while increases in ADR typically only result in increases in limited categories of operating costs and expenses, such as franchise fees, management fees and credit card processing fee expenses, which are based on hotel revenues. Thus, changes in ADR have a more significant impact on operating margins than changes in occupancy.

Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes the changes in key line items from Stirling OP’s consolidated and combined consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Revenue
Rooms	$3,557	$3,869	$(312)	(8.1)%
Other hotel revenue	65	60	5	8.3%
Total hotel revenue	3,622	3,929	(307)	(7.8)%
Expenses
Hotel operating expenses:
Rooms	940	925	(15)	(1.6)%
Other expenses	1,475	1,494	19	1.3%
Management fees	173	175	2	1.1%
Total hotel expenses	2,588	2,594	6	0.2%
Property taxes, insurance and other	234	208	(26)	(12.5)%
Depreciation and amortization	952	904	(48)	(5.3)%
Advisory service fee	304	145	(159)	(109.7)%
Corporate, general and administrative	544	29	(515)	(1775.9)%
Operating income (loss)	(1,000)	49	(1,049)	(2,140.8)%
Interest income	16	—	16
Interest expense and amortization of loan costs	(725)	(404)	(321)	(79.5)%
Income tax benefit (expense)	—	(80)	80	100.0%
Net income (loss)	$(1,709)	$(435)	$(1,274)	(292.9)%
The following table illustrates the key performance indicators of the four hotel properties included in Stirling OP’s results of operations:

	Three Months Ended March 31,
	2024	2023
RevPAR (revenue per available room)	$96.53	$106.15
Occupancy	68.29%	73.88%
ADR (average daily rate)	$141.34	$143.68
Rooms revenue (in thousands)	3,557	3,869
Total hotel revenue (in thousands)	3,622	3,929
Net Income (Loss). Net loss increased $1.3 million from $435,000 for the three months ended March 31, 2023 (the “2023 quarter”) to $1.7 million for the three months ended March 31, 2024 (the “2024 quarter”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $312,000, or 8.1%, to $3.6 million during 2024 compared to 2023. During 2024, the Initial Portfolio experienced an 1.6% decrease in room rates as well as a 559 basis point decrease in occupancy.

Fluctuations in rooms revenue between 2024 and 2023 are a result of the changes in occupancy and ADR between 2024 and 2023 as reflected in the table below (dollars in thousands):

	Favorable (Unfavorable)
Hotel Property	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Residence Inn Manchester (1)	$(226)	(2,185)	5.0%
Hampton Inn Buford (2)	(214)	(1,127)	(8.6)%
SpringHill Suites Buford	145	1,374	(2.8)%
Residence Inn Jacksonville	(17)	(383)	2.7%
Total	$(312)	(559)	(1.63)%
_______
(1)    The decline in rooms revenue and occupancy in the 2024 quarter compared to the 2023 quarter was attributable to the ongoing full renovation of the property, which is expected to be completed later in 2024.
(2)    The decline in rooms revenue in the 2024 quarter compared to the 2023 quarter was driven by particularly strong results in the 2023 quarter, when inclement weather in the region allowed the property to realize unseasonably high occupancy and ADR.
Other Hotel Revenue. Other hotel revenue, which consists of various miscellaneous revenues, increased $5,000, or 8.3%, to $65,000 in the 2024 quarter compared to the 2023 quarter, from an aggregate increase of $6,000 at two hotel properties, partially offset by a decrease of $1,000 at SpringHill Suites Buford and Residence Inn Manchester.
Rooms Expense. Rooms expense increased $15,000, or 1.6%, to $940,000 in the 2024 quarter compared to the 2023 quarter. Rooms margin was 73.6% in the 2024 quarter and 76.1% in the 2023 quarter.
Other Operating Expenses. Other operating expenses decreased $19,000, or 1.3%, to $1.5 million in the 2024 quarter compared to the 2023 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
The Initial Portfolio experienced a decrease in indirect expenses of $19,000. Direct expenses were 0.6% of total hotel revenue in the 2024 quarter and 0.6% in the 2023 quarter. The decrease in indirect expenses was attributable to decreases in (i) marketing costs of $27,000; (ii) repairs and maintenance of $10,000; and (iii) energy costs of $7,000. These decreases were partially offset by increases of (i) general and administrative costs of $13,000; and (i) $12,000 in incentive management fees.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $26,000 or 12.5%, to $234,000 in the 2024 quarter compared to the 2023 quarter, which was primarily due to higher insurance costs of $40,000, partially offset by lower property tax expense of $14,000.
Depreciation and Amortization. Depreciation and amortization increased $48,000 or 5.3%, to $952,000 in the 2024 quarter compared to the 2023 quarter as a result of higher fixed asset balances in the 2024 quarter.
Advisory Services Fee. Advisory services fee was $304,000 in the 2024 quarter that was comprised of base advisory fee of $257,000, calculated as 1.25% of aggregate NAV (see note 7 to Stirling OP’s financial statements in Part II, Item 5) and reimbursable expenses of $47,000. In the 2023 quarter, advisory services fee consisted of an allocated advisory services fee of $145,000 from Ashford Trust.
Corporate, General and Administrative. Corporate, general and administrative expense of $544,000 in the 2024 quarter consisted of legal, accounting and other professional fees of $511,000, equity-based compensation of $13,000 and miscellaneous expenses of $20,000. In the 2023 quarter, corporate, general and administrative expense of $29,000 was comprised of allocated expenses from Ashford Trust.
Interest Income. Interest income was $16,000 in the 2024 quarter.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $321,000 or 79.5% to $725,000 in the 2024 quarter compared to the 2023 quarter, due to a higher stated interest rate on current mortgage loans compared to the stated interest rates on the mortgage loans that were refinanced. On November 16, 2023, Ashford Trust refinanced the $6.2 million mortgage loan secured by the Residence Inn Manchester, the $9.1 million mortgage loan secured by the Residence Inn Jacksonville, and the $21.9 million mortgage loan secured by the Hampton Inn Buford and the SpringHill Suites Buford. The new mortgage loan totaled $30.2 million.

Income Tax (Expense) Benefit. Income tax expense decreased from $80,000 in the 2023 quarter to $0 in the 2024 quarter. This decrease was primarily due to a decrease in the profitability of the Stirling TRS entities in the 2024 quarter compared to the profitability of the Ashford TRS entities as it relates to the Initial Portfolio in the 2023 quarter.
Liquidity and Capital Resources
Liquidity
We believe that Stirling OP has sufficient liquidity to operate its business. Stirling OP’s cash and cash equivalents as of March 31, 2024 was approximately $3.7 million. In addition to Stirling OP’s immediate liquidity, we expect to obtain incremental liquidity through the sale of our common shares in our ongoing private offering. In addition, Stirling OP may incur indebtedness secured by its real estate investments, borrow money through unsecured financings, or incur other forms of indebtedness. Stirling OP may also generate incremental liquidity through the sale of real estate and real estate debt investments.
Our primary liquidity needs are to fund future investments, make distributions to our stockholders, repurchase common shares pursuant to our share repurchase plan, pay operating expenses, fund capital expenditures, and repay indebtedness. Our operating expenses will include, among other things, the management fee Stirling OP pays to the Advisor and the performance participation allocation that Stirling OP pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Advisor or the Special Limited Partner elect to receive such payments in cash, or subsequently redeem common shares or common units previously issued to them in lieu of cash.
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
We believe that our current liquidity position is sufficient to meet the need of our expected investment and operating activity.
Stirling OP’s cash and cash equivalents are primarily comprised of corporate cash held at commercial banks in Insured Cash Sweep (“ICS”) accounts, which are fully insured by the FDIC. Stirling OP’s cash and cash equivalents also includes property-level operating cash deposited with commercial banks that have been designated as a Global Systemically Important Bank (“G-SIB”) by the Financial Stability Board (“FSB”) and a small amount deposited with other commercial banks.
Capital Resources
As of May 10, 2024, Stirling OP’s indebtedness included a single mortgage loan secured by all four of its hotel properties, which carries a fixed interest rate of 8.506% and matures in December 2028.
In December 2023, the Company commenced the offering of its Class I shares through a continuous private offering. On February 13, 2024, we commenced issuing Class D, Class S, and Class T shares in the offering. As of May 10, 2024, we have sold 397 common shares in the ongoing private offering.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $(333,000) and $556,000 for the three months ended March 31, 2024 and 2023, respectively. Cash flows provided by (used in) operations were impacted by changes in hotel operations as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2024, net cash flows used in investing activities were $1.6 million, which consisted of $1.6 million for capital improvements made to various hotel properties.

For the three months ended March 31, 2023, net cash flows used in investing activities were $2.1 million, which consisted of $2.1 million for capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2024, net cash flows provided by financing activities were $9,000, which consisted of proceeds of $10,000 from the issuance of common units, partially offset by $1,000 of distributions paid.
For the three months ended March 31, 2023, net cash flows provided by financing activities were $1.8 million. Cash inflows consisted of $2.0 million of contributions from parent, partially offset by cash outflows of $192,000 for repayments of indebtedness.
Distributions
We intend to declare monthly distributions as authorized by our board of directors (or a committee of the board of directors) and to pay such distributions on a monthly basis. Our first such distribution was declared for our holders of record as of December 31, 2023 in an amount equal to $0.1042 per share/unit, less certain expenses. Subsequent distributions were declared for our holders of record as of January 31, 2024, February 29, 2024, March 31, 2024 and April 30, 2024, each in an amount equal to $0.1042 per share/unit less certain expenses. Our distribution policy is set by our board of directors and is subject to change based on available cash flows and other factors. We cannot guarantee the amount of distributions that will be paid, if any. In connection with a distribution to our stockholders/unitholders, our board of directors approves a monthly distribution for a certain dollar amount per share for each class of our common stock/units. Share repurchases under our share repurchase plan will be effectuated as of the opening of the last business day of each month and we expect to declare monthly distributions with a record date as of the close of business of the last calendar day of each month. You will not be entitled to receive a distribution on any of your shares that are repurchased prior to the applicable record date for such distribution.
Sources of Distributions
During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, Stirling OP may not be able to make distributions solely from its cash flows from operating activities. Further, because Stirling OP may receive income from its investments at various times during its fiscal year and because it may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our existence and from time to time during our operational stage, we will declare distributions in anticipation of cash flows that we expect to receive during a later period and we will make these distributions in advance of our actual receipt of these funds. The following table presents information with respect to Stirling OP’s distributions declared and cash flow (used in) provided by operating activities during the three months ended March 31, 2024:

Distributions
Payable in cash	$872
Reinvested in common units pursuant to dividend reinvestment plan (“DRIP”)	443,683
Total distributions (1)	$444,555

Sources of distributions
Cash flows from operating activities	$—
Offering proceeds from issuance of common units, including pursuant to DRIP	444,555
Total sources of distributions	$444,555

Net cash (used in) provided by operating activities (2)	$(333,000)
___________
(1)    Distributions are generally expected to be paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the 15th of the following month.
(2)    The allocation of total sources are calculated on a quarterly basis. Generally, for purposes of determining the source of our distributions paid, we assume first that positive cash flow from operating activities from the relevant or prior quarter is used to fund distribution payments.
For the three months ended March 31, 2024, distributions declared by Stirling OP were $444,555, including distributions to the general partner for distribution to common stockholders of $42. For the three months ended March 31, 2024, Stirling OP paid aggregate distributions of $442,708, including distributions to the general partner for distribution to common stockholders of $0.30. For the three months ended March 31, 2024, Stirling OP’s net loss was $1.7 million.

NAV and NAV Per Share Calculation
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV in the following table includes the NAV of our outstanding common stock as of March 31, 2024 as well as the partnership interests of Stirling OP held by parties other than us. The following table sets forth the components of our NAV as of March 31, 2024 (amounts in thousands, except per share/unit data):

Components of NAV
Investments in real properties	$61,600
Cash and cash equivalents	4,726
Restricted cash	4,277
Other assets	534
Mortgage notes, term loans, and revolving credit facilities, net	(30,675)
Other liabilities	(3,877)
Management fee payable	(124)
Non-controlling interests in joint ventures	—
Net asset value	$36,461
Number of outstanding shares/units	1,427
NAV per share/unit	$25.5570
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2024 ($ and shares in thousands, expect per share/unit data):

	Class I Shares	Third Party Operating Partnership Units (1)	Total
As of March 31, 2024
Net Asset Value	$10	$36,451	$36,461
Number of outstanding shares/units	—	1,426	1,427
NAV per share/unit	$25.5556	$25.5570	$25.5570
_____________
(1)    Includes the partnership interest of Stirling OP held by the Special Limited Partner, if any.
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2024 valuations:

	Discount Rate	Exit Capitalization Rate
Hotel properties	11.13%	8.59%
These weighted averages of key assumptions are calculated by our Advisor using information provided by our independent valuation advisor. A change in these assumptions would impact the calculation of the value of our hotel properties. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our property values (asset values in thousands):

Sensitivities	Change	Asset Values
Discount rate	0.25% decrease	$62,600
	0.25% increase	$60,600
Exit capitalization rate	0.25% decrease	$62,400
	0.25% increase	$60,700
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2023 Form 10-K. There have been no material changes in these critical accounting policies.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Stirling OP’s primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. Currently Stirling OP’s mortgage loan has a fixed rate.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.
ITEM 1A.RISK FACTORS
The Registrant has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.

Table of Contents
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company is undertaking a continuous private offering to accredited investors, pursuant to which it is offering for sale up to $1,000,000,000 in shares of common stock consisting of up to $900,000,000 in shares in the primary offering and up to $100,000,000 in shares pursuant to the distribution reinvestment plan. The offering is being made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. In December 2023, the Company commenced the offering of Class I shares, and on February 13, 2024, the Company commenced the offering of Class D, Class S, and Class T shares, During the three months ended March 31, 2024, the Company issued 397 shares of Class I common stock for aggregate gross offering proceeds of $10,000. No upfront selling commissions or dealer manager fees were paid with respect to the sale of the Class I shares.
During the three months ended March 31, 2024, the Company did not receive any repurchase requests.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Financial Statements of Stirling REIT OP, LP
We account for the common units acquired in Stirling OP as an equity method investment during any period our investment in Stirling OP is not considered significant to Stirling OP and will consolidate Stirling OP at such time that our investment in Stirling OP is considered significant to Stirling OP (based on generally accepted accounting principles). We expect to invest our capital and all our offering proceeds in Stirling OP and hold no other assets other than Stirling OP common units. We therefore expect to eventually consolidate Stirling OP. As such, we have included the unaudited consolidated and combined consolidated financial statements of Stirling OP as we believe these financial statements would be meaningful to investors, and subsequent invested capital will be significant to us.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2024	December 31, 2023
ASSETS
Investments in hotel properties, net	$37,397	$35,580
Cash and cash equivalents	3,675	2,363
Restricted cash	4,700	7,957
Accounts receivable, net of allowance of $1 and $1, respectively	218	271
Inventories	4	5
Deferred costs, net	114	125
Prepaid expenses	309	111
Other assets	1,645	1,433
Total assets	$48,062	$47,845
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness, net	$28,361	$28,285
Accounts payable and accrued expenses	2,821	1,436
Accrued interest payable	221	221
Distributions payable	149	147
Due to Ashford Inc., net	3,553	2,447
Due to Ashford Trust, net	83	683
Due to related parties, net	48	123
Due to third-party hotel manager	122	110
Total liabilities	35,358	33,452
Commitments and contingencies (note 8)
Partners’ capital
General Partner	—	—
Limited Partners	12,704	14,393
Total partners’ capital	12,704	14,393
Total liabilities and partners’ capital	$48,062	$47,845
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
REVENUE
Rooms	$3,557	$3,869
Other hotel revenue	65	60
Total hotel revenue	3,622	3,929
EXPENSES
Hotel operating expenses:
Rooms	940	925
Other expenses	1,475	1,494
Management fees	173	175
Total hotel expenses	2,588	2,594
Property taxes, insurance and other	234	208
Depreciation and amortization	952	904
Advisory services fee	304	145
Corporate, general and administrative	544	29
Total operating expenses	4,622	3,880
OPERATING INCOME (LOSS)	(1,000)	49
Interest income	16	—
Interest expense and amortization of loan costs	(725)	(404)
INCOME (LOSS) BEFORE INCOME TAXES	(1,709)	(355)
Income tax (expense) benefit	—	(80)
NET INCOME (LOSS)	$(1,709)	$(435)
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(1,709)	$(435)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	$(1,709)	$(435)
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF
PARTNERS’ CAPITAL/PARENT NET INVESTMENT
(unaudited, in thousands)

	General Partner	Limited Partners	Total
Balance at December 31, 2023	$—	$14,393	$14,393
Distributions declared	—	(445)	(445)
Equity-based compensation	—	13	13
Issuance of common units	—	452	452
Net income (loss)	—	(1,709)	(1,709)
Balance at March 31, 2024	$—	$12,704	$12,704

Parent Net Investment
Balance at December 31, 2022	$2,344
Contributions from parent, net	1,982
Net income (loss)	(435)
Balance at March 31, 2023	$3,891
See notes to Consolidated and Combined Consolidated Financial Statements

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(1,709)	$(435)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	952	904
Bad debt expense	21	13
Amortization of loan costs and capitalized default interest	76	(20)
Equity-based compensation	13	—
Changes in operating assets and liabilities:
Accounts receivable and inventories	33	(64)
Prepaid expenses and other assets	(410)	(31)
Accounts payable and accrued expenses	538	157
Due from related parties	(75)	28
Due to third-party hotel manager	12	8
Due to Ashford Trust, net	(600)	—
Due to Ashford Inc., net	816	(4)
Net cash provided by (used in) operating activities	(333)	556
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(1,621)	(2,086)
Net cash provided by (used in) investing activities	(1,621)	(2,086)
Cash Flows from Financing Activities
Repayments of indebtedness	—	(192)
Payments for distributions	(1)	—
Proceeds from issuance of common units	10	—
Contributions from/(distributions to) parent	—	1,982
Net cash provided by (used in) financing activities	9	1,790
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,945)	260
Cash, cash equivalents and restricted cash at beginning of period	10,320	2,229
Cash, cash equivalents and restricted cash at end of period	$8,375	$2,489

Supplemental Cash Flow Information
Interest paid	$649	$424
Income taxes paid (refunded)	23	71
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$1,822	$492
Distributions declared but not paid	149	—
Non-cash distributions	442	—
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$2,363	$997
Restricted cash at beginning of period	7,957	1,232
Cash, cash equivalents and restricted cash at beginning of period	$10,320	$2,229

Cash and cash equivalents at end of period	$3,675	$1,134
Restricted cash at end of period	4,700	1,355
Cash, cash equivalents and restricted cash at end of period	$8,375	$2,489
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Stirling Inc. was organized to invest primarily in a diverse portfolio of stabilized income-producing hotels and resorts across all chain scales primarily located in the United States and operated under widely recognized brands. Stirling Inc. and Stirling OP will be externally managed by Stirling REIT Advisors LLC (“Stirling Advisor” or the “Advisor”), an affiliate of Ashford Inc. (“Ashford”), Stirling Inc.’s sponsor. We do not have any employees. All of the services that might be provided by employees are provided to us by the Advisor.
On December 6, 2023, Stirling OP acquired four hotel properties and assumed a mortgage loan secured by the four hotel properties (the “Initial Portfolio”) from Ashford Hospitality Limited Partnership (“Ashford Hospitality OP”) and Ashford TRS Corporation (“Ashford Hospitality TRS,” and together with Ashford Hospitality OP, the “Anchor Investor”), each a subsidiary of Ashford Hospitality Trust, Inc. (“Ashford Trust”), in exchange for Class I units of Stirling OP pursuant to the terms of the contribution agreement (the “Contribution Agreement”), by and among Stirling OP and the Anchor Investor. The contribution value was approximately $56.2 million. Additionally, Stirling OP assumed a mortgage loan with an estimated fair value of approximately $30.2 million. The acquisition also included $9.0 million of net working capital and reserves and was subject to customary post-closing adjustments resulting in a net contribution value of the Initial Portfolio of $35.0 million. During three months ended March 31, 2024, estimated working capital and reserves were finalized resulting in Ashford Trust returning 4,423 Class I units totaling approximately $111,000 to Stirling OP. The final net contribution value of the Initial Portfolio was $34.9 million.
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
Concurrently with entry into the Contribution Agreement, Stirling Inc. and Stirling OP, directly or through its wholly owned subsidiaries, entered into the Advisory Agreement, the Stirling OP Agreement, the Master Hotel Management Agreement and the Master Project Management Agreement, each as described in additional detail in note 7.
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
(unaudited)
On December 7, 2023, Stirling OP issued 8,000 Class E units at a price of $25.00 per unit to the Advisor in exchange for a cash contribution of $200,000.
For periods prior to December 6, 2023, the accompanying combined consolidated financial statements include the accounts of certain wholly owned subsidiaries of Stirling OP that own and operate four hotels in three states, which are all wholly owned hotel properties as of March 31, 2024. These hotels represent 405 rooms. As of March 31, 2024, three of the four hotel properties were leased by Stirling OP’s indirect wholly owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from the TRS is eliminated in combination and/or consolidation. One hotel property is owned by a TRS. Stirling OP does not operate any of its hotel properties directly; instead Stirling OP employs hotel management companies to operate them for Stirling OP under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages three of Stirling OP’s four operating hotel properties and Crossroads Hospitality Management Company (“Crossroads”) manages the remaining hotel property.
For periods prior to December 6, 2023, the accompanying combined consolidated financial statements include the accounts of the following subsidiaries of Ashford Trust:
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
2. Significant Accounting Policies
Basis of Presentation and Principles of Combination and Consolidation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated and combined consolidated financial statements and notes thereto included in the 2023 Stirling Hotels & Resorts, Inc. Annual Report to Stockholders on Form 10-K filed with the SEC on March 29, 2024.
For periods prior to December 6, 2023, the date of the contribution of the Initial Portfolio, the accompanying historical combined consolidated financial statements of Initial Portfolio have been “carved out” of Ashford Trust’s consolidated financial statements and reflect certain assumptions and allocations. These entities were considered to be under Ashford Trust’s common control, under the applicable accounting guidance. The combined consolidated financial statements of the Initial Portfolio were prepared using the financial position and results of operations of the entities set forth above after adjustments for certain

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
ownership related activities that have been historically accounted for by Ashford Trust. These ownership activities include mortgage indebtedness associated with the four hotels, debt related expenses and other owner related expenses. In addition, the combined consolidated statements of operations of the Initial Portfolio include allocations of advisory service fees and corporate general and administrative expenses from Ashford Trust, which in the opinion of management, are reasonable. The historical financial information is not necessarily indicative of the Company’s future results of operations, financial position and cash flows subsequent to the contribution.
All significant intercompany accounts and transactions between consolidated and combined consolidated entities have been eliminated in these historical consolidated and combined consolidated financial statements.
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Equity-Based Compensation—Stock/unit-based compensation for non-employees is measured at the grant date and expensed ratably over the vesting period based on the original measurement as of the grant date. This results in the recording of expense, included in “advisory services fee,” “management fees” and “corporate general and administrative” expense, equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. The Company recognizes forfeitures as they occur.
Recently Issued Accounting Standards—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended March 31, 2024
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA Area	2	$1,673	$33	$1,706
Hartford, CT Area	1	698	15	713
Jacksonville, FL Area	1	1,186	17	1,203
Total	4	$3,557	$65	$3,622

	Three Months Ended March 31, 2023
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA Area	2	$1,742	$25	$1,767
Hartford, CT Area	1	924	12	936
Jacksonville, FL Area	1	1,203	23	1,226
Total	4	$3,869	$60	$3,929

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$5,760	$5,760
Buildings and improvements	46,488	45,764
Furniture, fixtures and equipment	6,711	5,725
Construction in progress	4,105	3,057
Total cost	63,064	60,306
Accumulated depreciation	(25,667)	(24,726)
Investments in hotel properties, net	$37,397	$35,580
For the three months ended March 31, 2024 and 2023, no impairment charges were recorded.
5. Indebtedness, net
Indebtedness consisted of the following (in thousands):

					March 31, 2024	December 31, 2023
Indebtedness	Collateral		Maturity	Interest Rate	Debt Balance	Debt Balance
Mortgage loan	4	hotels	December 2028	8.51%	$30,200	$30,200
					30,200	30,200
Deferred loan costs, net					(1,839)	(1,915)
Indebtedness, net					$28,361	$28,285
The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Presently, our existing covenants are non-recourse. As of March 31, 2024, we were in compliance with all covenants related to our mortgage loan.
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

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets not measured at fair value:
Cash and cash equivalents	$3,675	$3,675	$2,363	$2,363
Restricted cash	4,700	4,700	7,957	7,957
Accounts receivable, net	218	218	271	271

Financial liabilities not measured at fair value:
Indebtedness	$30,200	$30,675	$30,200	$28,476
Accounts payable and accrued expenses	2,821	2,821	1,436	1,436
Distributions payable	149	149	147	147
Due to Ashford Inc., net	3,553	3,553	2,447	2,447
Due to Ashford Trust, net	83	83	683	683
Due to related parties, net	48	48	123	123
Due to third-party hotel manager	122	122	110	110

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 101.6% of the carrying value of $30.2 million at March 31, 2024 and approximately 94.3% of the carrying value of $30.2 million at December 31, 2023. These fair value estimates are considered a Level 2 valuation technique.
7. Related Party Transactions
Ashford Inc.
Advisory Agreement with Stirling OP
Stirling Advisor, a subsidiary of Ashford Inc., acts as the advisor to Stirling OP. The Advisory Agreement became effective on December 6, 2023. Mr. Monty J. Bennett, chief executive officer of Stirling Inc. serves as chairman of the board of directors and chief executive officer of Ashford Inc.
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

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the advisory services fees incurred (in thousands):

Three Months Ended March 31,
2024
Advisory services fee
Base advisory fee	$257
Reimbursable expenses (1)	47
Total advisory services fee	$304
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.
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
The following table summarizes the amount of allocated advisory services fees (in thousands):

Three Months Ended March 31,
2023
Advisory services fee
Base advisory fee	$95
Reimbursable expenses (1)	36
Equity-based compensation (2)	14
Total advisory services fee	$145
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Hotel Management Services
At March 31, 2024, Remington Hospitality managed three of our four hotel properties.
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
As of March 31, 2024 and December 31, 2023, we had due to related parties, net, which included net payable to Remington Hospitality in the amount of $48,000 and $123,000, respectively, primarily related to hotel management fees.
As of March 31, 2024 and December 31, 2023, we had payable to Ashford Trust of approximately $83,000 and $683,000, respectively, related to various costs, which were paid on our behalf by Ashford Trust.
8. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements existing at March 31, 2024, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% to 5% of gross revenues for capital improvements. From time to time, we may work with our property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements existing at March 31, 2024, we pay franchisor royalty fees between 4% and 6% of gross rooms revenue. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 3% and 4% of gross rooms revenue. These franchise agreements expire on varying dates between 2024 and 2035. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended March 31,
Line Item	2024	2023
Other hotel expenses	$349	$370
Management Fees—Under hotel management agreements for our hotel properties existing at March 31, 2024, we pay monthly hotel management fees equal to the greater of approximately $16,897 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 3% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2026 through 2031, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
9. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of March 31, 2024 and December 31, 2023, all of our hotel properties were domestically located.
10. Equity and Equity-Based Compensation
Distributions—On January 30, 2024, the Stirling Inc. board of directors declared a distribution for the month of January of $0.1042 per unit/share for outstanding OP unitholders of record as of the close of business on January 31, 2024, and paid on February 15, 2024.
On February 20, 2024, the Stirling Inc. board of directors declared a distribution for the month of February of $0.1042 per unit/share for outstanding OP unitholders of record as of the close of business on February 29, 2024, and paid on March 15, 2024.
On March 21, 2024, the Stirling Inc. board of directors declared a distribution for the month of March of $0.1042 per unit/share for outstanding OP unitholders of record as of the close of business on March 31, 2024, and paid on April 15, 2024.
Equity-based Compensation—We incur equity-based compensation expense in connection with equity grants made to certain of our independent directors, which vests over a period of one year.
In February 2024, approximately 4,200 LTIP units were issued to independent directors with a fair value of approximately $65,000, which will vest over a period of one year.
11. Subsequent Events
On April 23, 2024, the Stirling Inc. board of directors declared a distribution for the month of April of $0.1042 per unit/share for outstanding OP unitholders of record as of the close of business on April 30, 2024, to be paid on May 15, 2024.
Subsequent events for the reporting period ended March 31, 2024, were evaluated through May 14, 2024, the date the consolidated and combined consolidated financial statements were available for issuance and there were no additional events to accrue or disclose.

ITEM 6.EXHIBITS

Exhibit	Description
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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement Comprehensive Income (Loss); (iv) Consolidated Statement of Equity; (v) Consolidated Statement of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically with this report.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Submitted electronically with this report.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STIRLING HOTELS & RESORTS, INC.

Date:	May 14, 2024	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 14, 2024	By:	/s/ STEPHEN ZSIGRAY
Stephen Zsigray
Chief Financial Officer