Form 10-Q
period 2024-06-30
Stirling Hotels & Resorts, Inc.
filed 2024-08-13
CIK 2003881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2024
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
As of August 9, 2024, the registrant had the following shares outstanding: 19 shares of Class D common stock, 0 shares of Class E common stock, 1,375 shares of Class I common stock, 19 shares of Class S common stock and 19 shares of Class T common stock.

STIRLING HOTELS & RESORTS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$—	$—
Distributions receivable	148	—
Investment in Stirling REIT OP, LP	35,492	24
Total assets	$35,640	$24
LIABILITIES AND EQUITY
Dividends payable	$148	$—
Total liabilities	148	—
Commitments and contingencies (note 7)
Common stock - Class E shares, $0.01 par value per share, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class D shares, $0.01 par value per share, 300,000,000 shares authorized, 19 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class I shares, $0.01 par value per share, 300,000,000 shares authorized, 1,371 and 1 share issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	14	—
Common stock - Class S shares, $0.01 par value per share, 300,000,000 shares authorized, 19 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class T shares, $0.01 par value per share, 300,000,000 shares authorized, 19 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	36,511	25
Accumulated deficit	(1,033)	(1)
Total equity	35,492	24
Total liabilities and equity	$35,640	$24
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
REVENUE
Total revenue	$—	$—
EXPENSES
Hotel operating expenses:
Total operating expenses	—	—
Operating income (loss)	—	—
Equity in earnings (loss) of Stirling REIT OP, LP	(592)	(760)
Income (loss) before income taxes	(592)	(760)
Income tax (expense) benefit	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(592)	$(760)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(0.84)	$(1.81)
Weighted average common shares outstanding – basic	701	420
Diluted:
Net income (loss) attributable to common stockholders	$(0.84)	$(1.81)
Weighted average common shares outstanding – diluted	701	420
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net income (loss)	$(592)	$(760)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	$(592)	$(760)
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock								Additional Paid-in Capital	Accumulated Deficit	Total
	Class D		Class I		Class S		Class T
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	—	$—	398	$4	—	$—	—	$—	$10,021	$(210)	$9,815
Issuance of common stock	19	—	973	10	19	—	19	—	26,490	—	26,500
Dividends declared - common stock	—	—	—	—	—	—	—	—	—	(231)	(231)
Net income (loss)	—	—	—	—	—	—	—	—	—	(592)	(592)
Balance at June 30, 2024	19	$—	1,371	$14	19	$—	19	$—	$36,511	$(1,033)	$35,492

	Common Stock								Additional Paid-in Capital	Accumulated Deficit	Total
	Class D		Class I		Class S		Class T
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	1	$—	—	$—	—	$—	$25	$(1)	$24
Issuance of common stock	19	—	1,370	14	19	—	19	—	36,486	—	36,500
Dividends declared - common stock	—	—	—	—	—	—	—	—	—	(272)	(272)
Net income (loss)	—	—	—	—	—	—	—	—	—	(760)	(760)
Balance at June 30, 2024	19	$—	1,371	$14	19	$—	19	$—	$36,511	$(1,033)	$35,492
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Six Months Ended June 30, 2024
Cash Flows from Operating Activities
Net income (loss)	$(760)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated entities	760
Distributions from Stirling OP	124
Changes in operating assets and liabilities:
Distributions receivable	(124)
Distributions payable	124
Net cash provided by (used in) operating activities	124
Cash Flows from Investing Activities
Investment in Stirling OP, LP	(36,500)
Net cash provided by (used in) investing activities	(36,500)
Cash Flows from Financing Activities
Payments for dividends	(124)
Proceeds from issuance of common stock	36,500
Net cash provided by (used in) financing activities	36,376
Net increase (decrease) in cash, cash equivalents and restricted cash	—
Cash, cash equivalents and restricted cash at beginning of period	—
Cash, cash equivalents and restricted cash at end of period	$—

Supplemental Cash Flow Information
Interest paid	$—
Income taxes paid (refunded)	—
Dividends declared but not paid	148
Distributions receivable	148
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—
Restricted cash at beginning of period	—
Cash, cash equivalents and restricted cash at beginning of period	$—

Cash and cash equivalents at end of period	$—
Restricted cash at end of period	—
Cash, cash equivalents and restricted cash at end of period	$—
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization
Stirling Hotels & Resorts, Inc. (the “Company”) was formed on September 1, 2023 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2024 and will make an election in 2025 upon filing its 2024 tax return. Substantially all of the Company’s business will be conducted through Stirling REIT OP, LP (“Stirling OP”), a Delaware limited partnership formed on September 26, 2023. The Company is the sole member of the sole general partner of Stirling OP and owns a non-economic general partner interest in Stirling OP. A wholly owned subsidiary of the Company is a limited partner of Stirling OP. Stirling REIT Special Limited Partner LLC (the “Special Limited Partner”), a Delaware limited partnership, owns a special limited partnership interest in Stirling OP. In addition, in order for the income from any hotel property investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, the Company will lease each hotel property to a subsidiary of Stirling OP, which we intend to be treated as a taxable REIT subsidiary, or TRS.
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
The Company determined the acquisition of the Initial Portfolio resulted in Ashford Trust becoming the primary beneficiary of Stirling OP in contemplation of: 1) the related party group comprised of (i) Ashford Trust and (ii) the stockholders who have control over election or removal of the board of directors of the Company that have power to direct the most significant activities of Stirling OP; and 2) the consideration that substantially all the economics are held by Ashford Trust through its equity interest, and substantially all of the activities are performed on Ashford Trust’s behalf. As a result, Ashford Trust began consolidating Stirling OP as of December 6, 2023.
Pursuant to the Contribution Agreement, the Anchor Investor entered into a lock-up agreement with respect to its Class I units that restrict the assignment, sale, and transfer of the units for a period of one year following the closing of the transactions contemplated by the Contribution Agreement (the “Lock-Up Agreement”). In addition, pursuant to the Lock-Up Agreement, the Anchor Investor is prohibited from redeeming the Class I units for a period of three years following such closing. At the end of the three-year period, the Class I units may be redeemed pursuant to the terms of the Stirling OP Agreement and any Class I units converted to shares of the Company’s Class I common stock may be repurchased by the Company pursuant to the terms and conditions of the Company’s share repurchase plan. In addition, the Anchor Investor agreed not to withdraw as a participant in the distribution reinvestment plan of Stirling OP, and thereby receive any distributions payable on its Class I units in additional Class I units, through December 31, 2024.
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
The following tables present issuances of all classes of the Company’s common stock:

	Three Months Ended June 30, 2024
	Class D		Class I		Class S		Class T		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Issuance of common stock	19	$500	973	$25,000	19	$500	19	$500	1,030	$26,500

	Six Months Ended June 30, 2024
	Class D		Class I		Class S		Class T		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Issuance of common stock	19	$500	1,370	$35,000	19	$500	19	$500	1,427	$36,500
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders will have their cash distributions automatically reinvested in additional shares of our common stock unless they elect to receive their distributions in cash. If stockholders participate in our distribution reinvestment plan, the cash distributions attributable to the class of shares that they own will be automatically invested in additional shares of the same class. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the most recently disclosed transaction price for such shares at the time of the record date of the distribution. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan, but distribution fees will apply depending upon the class of shares purchased. Participants may terminate their participation in the distribution reinvestment plan with ten business days’ prior written notice to us.
Share Repurchase Plan
Stockholders may request on a monthly basis that we repurchase all or any portion of their shares pursuant to our share repurchase plan. We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each month. Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last business day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The end of the one-year holding period will be measured as of the first business day immediately following the prospective repurchase date. Additionally, stockholders who have received shares of our common stock in exchange for their common units in Stirling OP may include the period of time such stockholder held such common units in Stirling OP for purposes of calculating the holding period for such shares of our common stock. The Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death or qualified disability of the holder and in other limited circumstances. We will begin share repurchases under the plan on the

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
first month of the quarter following our first closing in the private offering. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.
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
Declaration of Distributions
The following table details the aggregate distributions declared per share for each applicable class of stock for the three months ended June 30, 2024:

	Gross Distributions	Distribution Fee	Net Distributions
Class D Shares	$0.1042	$0.0054	$0.0988
Class I Shares	0.3126	—	0.3126
Class S Shares	0.1042	0.0183	0.0859
Class T Shares	0.1042	0.0183	0.0859
The following table details the aggregate distributions declared per share for each applicable class of stock for the six months ended June 30, 2024:

	Gross Distributions	Distribution Fee	Net Distributions
Class D Shares	$0.1042	$0.0054	$0.0988
Class I Shares	0.6252	—	0.6252
Class S Shares	0.1042	0.0183	0.0859
Class T Shares	0.1042	0.0183	0.0859
3. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission ( the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statement includes the accounts of the Company and certain subsidiaries. All intercompany balances and transactions are eliminated in consolidation. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Annual Report to Stockholders on Form 10-K filed with the SEC on March 29, 2024.
Use of Estimates—The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Cash and Cash Equivalents—Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less at the date of purchase. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash or cash equivalents as of June 30, 2024.
Investment in Stirling OP—Our investment in Stirling OP is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any other-than-temporary impairment is recorded in “equity in earnings (loss) of unconsolidated entities” in the consolidated statements of operations. No such impairment was recorded for the three and six months ended June 30, 2024.
Our investment in Stirling OP is considered to be variable interest in the underlying entities. Each variable interest entity (“VIE”), as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct Stirling OP’s activities and operations, we are not considered to be the primary beneficiary of Stirling OP on an ongoing basis and therefore Stirling OP is not consolidated.
Income Taxes—The Company is a taxable corporation for the three and six months ended June 30, 2024. The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ending December 31, 2024. Until that time, the Company will be subject to taxation at regular corporate rates under the Internal Revenue Code. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Organization and Offering Expenses—The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and distribution fees) through December 31, 2024. Pursuant to the Advisory Agreement, the Company will reimburse the Advisor for all such advanced expenses ratably over a 60 month period commencing January 1, 2025. As of June 30, 2024 and December 31, 2023, the Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2.1 million and $2.1 million, respectively. These organization and offering expenses are not recorded in the accompanying financial statements because such costs are the responsibility of Stirling OP and are included in its balance sheet and statement of operations for the applicable periods. When recorded by the Company, organization expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering. Any amount due to the Advisor but not paid will be recognized as a liability on the consolidated balance sheet.
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
Recently Issued Accounting Standards—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. As of June 30, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of June 30, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
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
Stirling OP Agreement—Upon the amendment and restatement of the agreement of limited partnership of Stirling OP (the “Stirling OP Agreement”), the Special Limited Partner will hold a performance participation interest in Stirling OP that entitles it to receive an allocation from Stirling OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as will be defined in the Stirling OP Agreement). Such allocation will be measured on a calendar basis, made quarterly and accrued monthly. Class E units of Stirling OP will not be subject to the performance participation allocation. Distributions on the performance participation interest may be payable in cash or Class E units at the election of the Special Limited Partner. To the extent that the Special Limited Partner elects to receive such distributions in Class E units, the Special Limited Partner may request that Stirling OP repurchase such Class E units for cash at the then-current NAV per unit. Repurchase requests for Class E units will not be subject to the one-year hold period provided for other limited partners.
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
From time-to-time Ashford Securities LLC, a subsidiary of Ashford, may serve as the Dealer Manager for future public or private programs with those offerings conducted concurrently with our offering. As a result, our sponsor and the Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital.
Miscellaneous Agreements—Pursuant to the terms of the Advisory Agreement, and provided that the Company has the right to control the decision of the award of the applicable contract, Remington Hospitality, Premier, and other affiliates of the Advisor have exclusive rights to provide the applicable products and services to the Company and Stirling OP.
5. Investment in Stirling REIT OP, LP
The following tables summarizes the condensed consolidated balance sheets and our investment in Stirling OP as of June 30, 2024 and December 31, 2023, and the condensed consolidated statements of operations and our equity in earnings (loss) of Stirling OP for the three and six months ended June 30, 2024:
Stirling REIT OP, LP
Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
Total Assets	$47,454,000	$47,845,000
Total Liabilities	35,904,000	33,452,000
Total partners’ capital of Stirling REIT OP, LP	11,550,000	14,393,000
Total liabilities and partners’ capital of Stirling REIT OP, LP	$47,454,000	$47,845,000
Our investment in Stirling REIT OP, LP	$35,492	$24

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Stirling REIT OP, LP
Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total revenue	$4,171,000	$7,793,000
Total operating expenses	4,672,000	9,294,000
Operating income (loss)	(501,000)	(1,501,000)
Interest expense and amortization of loan costs	(728,000)	(1,453,000)
Interest income	24,000	40,000
Income tax (expense) benefit	—	—
Net income (loss)	$(1,205,000)	$(2,914,000)
Our equity in earnings (loss) of Stirling REIT OP, LP	$(592)	$(760)
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
7. Commitments and Contingencies
The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of June 30, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
8. Subsequent Event
On July 25, 2024, the Company’s board of directors declared a distribution for the month of July of $0.1042 per unit/share, less certain expenses for outstanding OP unitholders and common stockholders of record as of the close of business on July 31, 2024, to be paid on August 15, 2024.
On July 30, 2024, the Company entered into an Amended and Restated Dealer Manager Agreement (the “A&R Agreement”) with the Dealer Manager to reflect that the distribution fee paid on the Company’s Class T, Class S and Class D shares sold in its offering will cease when underwriting compensation paid by the Company reaches the 8.75% limit provided for in the A&R Agreement (or such lower limit as set forth in any applicable agreement between the Dealer Manager and a participating dealer at the time the shares were issued). Previously the limit was calculated irrespective of the source of funding for the fees.
On August 1, 2024, the Company filed Articles of Amendment with the Maryland State Department of Assessments and Taxation specifying that the limit at which Class T, Class S and Class D shares convert into an equivalent aggregate net asset value of Class I shares is determined based on upfront selling commissions, dealer manager fees and distribution fees paid by the Company. Previously the limit was calculated irrespective of the source of funding for the fees. The Articles of Amendment were effective upon filing.

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
The Company was formed on September 1, 2023 as a Maryland corporation and intends to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2024. Until that time, the Company will be subject to taxation at regular corporate rates under the Internal Revenue Code. If the Company qualifies for taxation as a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute substantially all of our net taxable income to shareholders and maintain our qualification as a REIT.
In December 2023 the Company commenced a continuous private offering to accredited investors, pursuant to which it is offering for sale up to $1,000,000,000 in shares of common stock consisting of up to $900,000,000 in shares in the primary offering and up to $100,000,000 in shares pursuant to the distribution reinvestment plan.
On December 6, 2023, Stirling OP acquired four hotel properties and assumed a mortgage loan secured by the four hotel properties (the “Initial Portfolio”) from Ashford Hospitality Limited Partnership (“Ashford Hospitality OP”) and Ashford TRS Corporation (“Ashford Hospitality TRS,” and together with Ashford Hospitality OP, the “Anchor Investor”), each a subsidiary of Ashford Trust, in exchange for Class I units of Stirling OP pursuant to the terms of the contribution agreement (the “Contribution Agreement”), by and among Stirling OP and the Anchor Investor. The gross contribution value was $56.2 million which represented the appraised value of the Initial Portfolio as provided by LW Hospitality Advisors, an independent third-party appraiser engaged to value the Initial Portfolio with additional input and oversight by Altus Group U.S. Inc. and the Advisor. Additionally, Stirling OP assumed a mortgage loan with a carrying value of $30.2 million. The acquisition also included $9.0 million of net working capital and reserves and was subject to customary post-closing adjustments resulting in a net contribution value of the Initial Portfolio of $35.0 million. During the three months ended March 31, 2024, estimated working capital and reserves were finalized resulting in the Anchor Investor returning 4,423 Class I units totaling approximately $111,000 to Stirling OP. The resulting final net contribution value of the Initial Portfolio was $34.9 million.
Other than our investment in Stirling OP, we had neither engaged in any operations nor generated any revenues through June 30, 2024. Our entire activity from inception through June 30, 2024 primarily consisted of investment in Stirling OP and allocation of income (loss) from Stirling OP. When we receive proceeds from the sale of shares of our common stock in our continuous private offering, we will contribute such proceeds to Stirling OP and receive common units in Stirling OP that correspond to the classes of our shares sold. On September 5, 2023 we were capitalized with an initial investment of $25 from our initial stockholder (at such time) to us, which we contributed to Stirling OP and, in exchange, we received one Class I common unit from Stirling OP. We have sold an additional 1,370 Class I common shares, 19 Class D common shares, 19 Class S common shares and 19 Class T common shares in the ongoing private offering, the proceeds of which we contributed to Stirling OP and, in exchange, we received an additional 1,370 Class I common units, 19 Class D common units, 19 Class S common units and 19 Class T common units from Stirling OP. We account for the common units acquired in Stirling OP as an equity method investment during any period our investment in Stirling OP is not considered significant to Stirling OP and will consolidate Stirling OP at such time our investment in Stirling OP is considered significant to Stirling OP (based on GAAP), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our offering proceeds in Stirling OP and hold no other assets other than Stirling OP common units. We therefore expect to eventually consolidate Stirling OP, and we have included the unaudited consolidated and combined consolidated financial statements of Stirling OP in Part II Item 5 of this Quarterly Report on Form 10-Q, as we believe a discussion of the performance and results of operations of Stirling OP would be meaningful to investors as our cash flows and operating results are driven by Stirling OP, and subsequent invested capital will be significant to the Company.
Current Market Conditions and Related Risks and Opportunities
The Company’s business is materially affected by conditions in the financial markets and economic conditions in the United States. Rising interest rates and a reduction in the availability of financing, especially from banks, has led to greater spreads between the prices sought by sellers and buyers, which may adversely affect the value of our real estate assets. However, given that we are seeking to raise and invest substantial equity capital, we believe that market stresses could lead to attractive acquisition opportunities. While higher interest rates make financing more expensive, we are fortunate that our Initial Portfolio locked in a mortgage loan at a favorable fixed interest rate.
Recent Developments
On July 30, 2024, the Company entered into an Amended and Restated Dealer Manager Agreement (the “A&R Agreement”) with the Dealer Manager to reflect that the distribution fee paid on the Company’s Class T, Class S and Class D shares sold in its offering will cease when underwriting compensation paid by the Company reaches the 8.75% limit provided for in the A&R Agreement (or such lower limit as set forth in any applicable agreement between the Dealer Manager and a participating dealer at the time the shares were issued). Previously the limit was calculated irrespective of the source of funding for the fees.
On August 1, 2024, the Company filed Articles of Amendment with the Maryland State Department of Assessments and Taxation specifying that the limit at which Class T, Class S and Class D shares convert into an equivalent aggregate net asset value of Class I shares is determined based on upfront selling commissions, dealer manager fees and distribution fees paid by the Company. Previously the limit was calculated irrespective of the source of funding for the fees. The Articles of Amendment were effective upon filing.
Hotel Portfolio
The following table presents certain information related to Stirling OP’s hotel properties as of June 30, 2024:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Hampton Inn	Buford, GA	Select-service	92	100	92
SpringHill Suites by Marriott	Buford, GA	Select-service	97	100	97
Marriott Residence Inn	Manchester, CT	Select-service	96	100	96
Marriott Residence Inn	Jacksonville, FL	Select-service	120	100	120
Total			405		405

Results of Operations
Since the Company had no significant assets or operations prior to December 6, 2023, the Company does not have any results of operations for the three and six months ended June 30, 2023. The following results of operations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 represent the operations of Stirling OP.
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

Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes the changes in key line items from Stirling OP’s consolidated and combined consolidated statements of operations for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Revenue
Rooms	$4,112	$4,487	$(375)	(8.4)%
Other hotel revenue	59	64	(5)	(7.8)%
Total hotel revenue	4,171	4,551	(380)	(8.3)%
Expenses
Hotel operating expenses:
Rooms	974	990	16	1.6%
Other expenses	1,495	1,670	175	10.5%
Management fees	185	183	(2)	(1.1)%
Total hotel expenses	2,654	2,843	189	6.6%
Property taxes, insurance and other	287	238	(49)	(20.6)%
Depreciation and amortization	1,167	923	(244)	(26.4)%
Advisory service fee	238	134	(104)	(77.6)%
Corporate, general and administrative	326	54	(272)	(503.7)%
Operating income (loss)	(501)	359	(860)	(239.6)%
Interest income	24	—	24
Interest expense and amortization of loan costs	(728)	(406)	(322)	(79.3)%
Income tax benefit (expense)	—	(177)	177	100.0%
Net income (loss)	(1,205)	(224)	(981)	(437.9)%
The following table illustrates the key performance indicators of the four hotel properties included in Stirling OP’s results of operations:

	Three Months Ended June 30,
	2024	2023
RevPAR (revenue per available room)	$111.56	$121.75
Occupancy	76.78%	81.74%
ADR (average daily rate)	$145.29	$148.95
Rooms revenue (in thousands)	$4,112	$4,487
Total hotel revenue (in thousands)	$4,171	$4,551
Net Income (Loss). Net loss increased $1.0 million, from $224,000 for the three months ended June 30, 2023 (the “2023 quarter”) to $1.2 million for the three months ended June 30, 2024 (the “2024 quarter”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $375,000, or 8.4%, to $4.1 million during the 2024 quarter compared to the 2023 quarter. During the 2024 quarter, we experienced a 496 basis point decrease in occupancy and a 2.5% decrease in room rates.

Fluctuations in rooms revenue between the 2024 quarter and the 2023 quarter are a result of the changes in occupancy and ADR between the 2024 quarter and the 2023 quarter as reflected in the table below (dollars in thousands):

	Favorable (Unfavorable)
Hotel Property	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Residence Inn Manchester (1)	$(145)	(986)	(0.8)%
Hampton Inn Buford (2)	(151)	(865)	(3.7)%
SpringHill Suites Buford	33	45	2.9%
Residence Inn Jacksonville	(112)	(257)	(6.4)%
Total	$(375)	(496)	(2.5)%
_______
(1)    The decline in rooms revenue and occupancy in the 2024 quarter compared to the 2023 quarter was attributable to the ongoing full renovation of the property, which is expected to be completed later in 2024.
(2)    The decline in rooms revenue in 2024 quarter compared to 2023 quarter was driven by particularly strong results in 2023 quarter, when inclement weather in the region allowed the property to realize unseasonably high occupancy and ADR.
Other Hotel Revenue. Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, decreased $5,000, or 7.8%, to $59,000. This decrease is primarily attributable to a decrease of $6,000 at three hotel properties, partially offset by an increase of $1,000 at SpringHill Suites Buford.
Rooms Expense. Rooms expense decreased $16,000, or 1.6%, to $974,000 in the 2024 quarter compared to the 2023 quarter. The decrease is attributable to a decrease of $34,000 at two hotel properties, partially offset by an increase of $18,000 at SpringHill Suites Buford and Residence Inn Jacksonville. Rooms margin was 76.3% in the 2024 quarter and 77.9% in the 2023 quarter.
Other Operating Expenses. Other operating expenses decreased $175,000, or 10.5%, to $1.5 million in the 2024 quarter compared to the 2023 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
The Initial Portfolio experienced a decrease in indirect expenses of $175,000. Direct expenses were 0.5% of total hotel revenue in the 2024 quarter and 0.4% in the 2023 quarter. The decrease in indirect expenses was attributable to decreases in (i) general and administrative costs of $86,000; (ii) repairs and maintenance of $48,000; (iii) marketing costs of $38,000; and (iv) $12,000 in incentive management fees. These decreases were partially offset by an increase in energy costs of $9,000.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $49,000, or 20.6%, to $287,000 during the 2024 quarter compared to the 2023 quarter, which was primarily due to higher property insurance costs of $38,000, and higher miscellaneous tax expense of $11,000.
Depreciation and Amortization. Depreciation and amortization increased $244,000, or 26.4%, to $1.2 million during the 2024 quarter compared to the 2023 quarter as a result of higher fixed asset balances in the 2024 quarter related to renovations.
Advisory Services Fee. Advisory services fee was $238,000 in 2024 quarter that was comprised of base advisory fee of $195,000 and reimbursable expenses of $43,000.
In the 2023 quarter, advisory services fee consisted of an allocated advisory services fee of $134,000 from Ashford Trust.
Corporate, General and Administrative. Corporate, general and administrative expense of $326,000 in the 2024 quarter consisted of legal, accounting and other professional fees of $271,000, equity-based compensation of $27,000 and miscellaneous expenses of $28,000. In the 2023 quarter, corporate, general and administrative expense of $54,000 was comprised of allocated expenses from Ashford Trust.
Interest Income. Interest income was $24,000 for the 2024 quarter.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of discounts and loan costs increased $322,000, or 79.3%, to $728,000 during the 2024 quarter compared to the 2023 quarter, due primarily to a higher stated interest rate on current mortgage loans compared to the stated interest rates on the mortgage loans that were refinanced, partially offset by a lower principal balance. On November 16, 2023, Ashford Trust refinanced the $6.2 million mortgage loan secured by the Residence Inn Manchester, the $9.1 million mortgage loan secured by the Residence Inn Jacksonville, and the $21.9 million mortgage loan secured by the Hampton Inn Buford and the SpringHill Suites Buford. The new mortgage loan totaled $30.2 million.

Income Tax (Expense) Benefit. Income tax expense decreased $177,000, from $177,000 in the 2023 quarter to $0 in the 2024 quarter. This decrease was primarily due to a decrease in the profitability of the Stirling TRS entities in the 2024 quarter compared to the profitability of the Ashford TRS entities as it relates to the Initial Portfolio in the 2023 quarter.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes the changes in key line items from Stirling OP’s consolidated and combined consolidated statements of operations for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Revenue
Rooms	$7,669	$8,356	$(687)	(8.2)%
Other hotel revenue	124	124	—	—%
Total hotel revenue	7,793	8,480	(687)	(8.1)%
Expenses
Hotel operating expenses:
Rooms	1,914	1,915	1	0.1%
Other expenses	2,970	3,164	194	6.1%
Management fees	358	358	—	—%
Total hotel expenses	5,242	5,437	195	3.6%
Property taxes, insurance and other	521	446	(75)	(16.8)%
Depreciation and amortization	2,119	1,827	(292)	(16.0)%
Advisory service fee	542	279	(263)	(94.3)%
Corporate, general and administrative	870	83	(787)	(948.2)%
Operating income (loss)	(1,501)	408	(1,909)	(467.9)%
Interest income	40	—	40
Interest expense and amortization of loan costs	(1,453)	(810)	(643)	(79.4)%
Income tax benefit (expense)	—	(257)	257	100.0%
Net income (loss)	$(2,914)	$(659)	$(2,255)	(342.2)%
The following table illustrates the key performance indicators of the four hotel properties included in Stirling OP’s results of operations:

	Six Months Ended June 30,
	2024	2023
RevPAR (revenue per available room)	$104.04	$113.99
Occupancy	72.54%	77.83%
ADR (average daily rate)	$143.43	$146.46
Rooms revenue (in thousands)	$7,669	$8,356
Total hotel revenue (in thousands)	$7,793	$8,480
Net Income (Loss). Net loss increased $2.3 million from $659,000 for the six months ended June 30, 2023 (the “2023 period”) to $2.9 million for the six months ended June 30, 2024 (the “2024 period”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $687,000, or 8.2%, to $7.7 million during the 2024 period compared to the 2023 period. During the 2024 period, the Initial Portfolio experienced a 2.1% decrease in room rates and a 529 basis point decrease in occupancy.

Fluctuations in rooms revenue between the 2024 period and the 2023 period are a result of the changes in occupancy and ADR between 2024 and 2023 as reflected in the table below (dollars in thousands):

	Favorable (Unfavorable)
Hotel Property	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Residence Inn Manchester (1)	$(371)	(1,589)	2.0%
Hampton Inn Buford (2)	(365)	(996)	(6.0)%
SpringHill Suites Buford	178	703	—%
Residence Inn Jacksonville	(129)	(320)	(1.8)%
Total	$(687)	(529)	(2.1)%
_______
(1)    The decline in rooms revenue and occupancy in the 2024 period compared to the 2023 period was attributable to the ongoing full renovation of the property, which is expected to be completed later in 2024.
(2)    The decline in rooms revenue in the 2024 period compared to the 2023 period was driven by particularly strong results in the 2023 period, when inclement weather in the region allowed the property to realize unseasonably high occupancy and ADR.
Other Hotel Revenue. Other hotel revenue, which consists of various miscellaneous revenues, was $124,000 for both the 2024 period and the 2023 period.
Rooms Expense. Rooms expense was $1.9 million in both the 2024 period and the 2023 period. Rooms margin was 75.0% in the 2024 period and 77.1% in the 2023 period.
Other Operating Expenses. Other operating expenses decreased $194,000, or 6.1%, to $3.0 million in the 2024 period compared to the 2023 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
The Initial Portfolio experienced a decrease in indirect expenses of $194,000. Direct expenses were 0.5% of total hotel revenue in the 2024 period and 0.5% in the 2023 period. The decrease in indirect expenses was attributable to decreases in (i) general and administrative costs of $73,000; (ii) marketing costs of $64,000; and (iii) repairs and maintenance of $57,000. These decreases were partially offset by an increase in energy costs of $2,000.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $75,000 or 16.8%, to $521,000 in the 2024 period compared to the 2023 period, which was primarily due to higher property insurance costs of $78,000, partially offset by lower miscellaneous tax expense of $3,000.
Depreciation and Amortization. Depreciation and amortization increased $292,000 or 16.0%, to $2.1 million in the 2024 period compared to the 2023 period as a result of higher fixed asset balances in the 2024 period.
Advisory Services Fee. Advisory services fee was $542,000 in the 2024 period that was comprised of base advisory fee of $452,000 and reimbursable expenses of $90,000. In the 2023 period, advisory services fee consisted of an allocated advisory services fee of $279,000 from Ashford Trust.
Corporate, General and Administrative. Corporate, general and administrative expense of $870,000 in the 2024 period consisted of legal, accounting and other professional fees of $782,000, miscellaneous expenses of $48,000 and equity based compensation of $40,000. In the 2023 period, corporate, general and administrative expense of $83,000 was comprised of allocated expenses from Ashford Trust.
Interest Income. Interest income was $40,000 in the 2024 period.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $643,000 or 79.4% to $1.5 million in the 2024 period compared to the 2023 period, due primarily to a higher stated interest rate on current mortgage loans compared to the stated interest rates on the mortgage loans that were refinanced, partially offset by a lower principal balance. On November 16, 2023, Ashford Trust refinanced the $6.2 million mortgage loan secured by the Residence Inn Manchester, the $9.1 million mortgage loan secured by the Residence Inn Jacksonville, and the $21.9 million mortgage loan secured by the Hampton Inn Buford and the SpringHill Suites Buford. The new mortgage loan totaled $30.2 million.
Income Tax (Expense) Benefit. Income tax expense decreased from $257,000 in the 2023 period to $0 in the 2024 period. This decrease was primarily due to a decrease in the profitability of the Stirling TRS entities in the 2024 period compared to the profitability of the Ashford TRS entities as it relates to the Initial Portfolio in the 2023 period.

Liquidity and Capital Resources
Liquidity
We believe that Stirling OP has sufficient liquidity to operate its business. Stirling OP’s cash and cash equivalents as of June 30, 2024 was approximately $3.8 million. In addition to Stirling OP’s immediate liquidity, we expect to obtain incremental liquidity through the sale of our common shares in our ongoing private offering. In addition, Stirling OP may incur indebtedness secured by its real estate investments, borrow money through unsecured financings, or incur other forms of indebtedness. Stirling OP may also generate incremental liquidity through the sale of real estate.
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
Capital Resources
As of August 9, 2024, Stirling OP’s indebtedness included a single mortgage loan secured by all four of its hotel properties, which carries a fixed interest rate of 8.51% and matures in December 2028.
In December 2023, the Company commenced the offering of its Class I shares through a continuous private offering. On February 13, 2024, we commenced issuing Class D, Class S, and Class T shares in the offering. As of August 9, 2024, we have sold 1,370 Class I common shares, 19 Class D common shares, 19 Class S common shares and 19 Class T common shares in the ongoing private offering.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $333,000 and $1.4 million for the six months ended June 30, 2024 and 2023, respectively. Cash flows provided by (used in) operations were impacted by changes in hotel operations as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2024, net cash flows used in investing activities were $3.5 million, which consisted of $3.5 million for capital improvements made to various hotel properties.
For the six months ended June 30, 2023, net cash flows used in investing activities were $3.1 million, which consisted of $3.1 million for capital improvements made to various hotel properties.

Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2024, net cash flows provided by financing activities were $35,000, which consisted of proceeds of $37,000 from the issuance of common units, partially offset by $2,000 of distributions paid.
For the six months ended June 30, 2023, net cash flows provided by financing activities were $2.7 million. Cash inflows consisted of $3.1 million of contributions from parent, partially offset by cash outflows of $378,000 for repayments of indebtedness.
Distributions
We intend to declare monthly distributions as authorized by our board of directors (or a committee of the board of directors) and to pay such distributions on a monthly basis. Our first such distribution was declared for our holders of record as of December 31, 2023 in an amount equal to $0.1042 per share/unit, less certain expenses. Subsequent monthly distributions were declared for our holders of record as of each month through July 31, 2024, each in an amount equal to $0.1042 per share/unit less certain expenses. Our distribution policy is set by our board of directors and is subject to change based on available cash flows and other factors. We cannot guarantee the amount of distributions that will be paid, if any. In connection with a distribution to our stockholders/unitholders, our board of directors approves a monthly distribution for a certain dollar amount per share for each class of our common stock/units. Share repurchases under our share repurchase plan will be effectuated as of the opening of the last business day of each month and we expect to declare monthly distributions with a record date as of the close of business of the last calendar day of each month. You will not be entitled to receive a distribution on any of your shares that are repurchased prior to the applicable record date for such distribution.
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
The following table presents information with respect to Stirling OP’s distributions declared and cash flow provided by (used in) provided by operating activities during the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Distributions
Payable in cash	$1,433	$2,346
Reinvested in common units pursuant to distributions reinvestment plan (“DRIP”)	448,299	891,941
Total distributions (1)	$449,732	$894,287

Sources of distributions
Cash flows from operating activities	$1,433	$2,346
Offering proceeds from issuance of common units, including pursuant to DRIP	448,299	891,941
Total sources of distributions	$449,732	$894,287

Net cash provided by (used in) provided by operating activities (2)	$666,000	$333,000
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
For the three and six months ended June 30, 2024, distributions declared by Stirling OP were $449,732 and $894,287, respectively, including distributions to the general partner for distribution to common stockholders of $230 and $272, respectively. For the three and six months ended June 30, 2024, Stirling OP paid aggregate distributions of $447,801 and $890,509, respectively, including distributions to the general partner for distribution to common stockholders of $123 and $124, respectively. For the three and six months ended June 30, 2024, Stirling OP’s net loss was $1.2 million and $2.9 million, respectively.
NAV and NAV Per Share Calculation
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV in the following table includes the NAV of our outstanding common stock as of June 30, 2024 as well as the partnership interests of Stirling OP held by parties other than us. The following table sets forth the components of our NAV as of June 30, 2024 (amounts in thousands, except per share/unit data):

Components of NAV (1)
Investments in real properties	$63,100
Cash and cash equivalents	4,245
Restricted cash	2,848
Other assets	605
Mortgage notes, term loans, and revolving credit facilities, net	(30,671)
Other liabilities	(2,628)
Management fee payable	(84)
Non-controlling interests in joint ventures	—
Net asset value	$37,415
Number of outstanding shares/units	1,445
NAV per share/unit	$25.8891
_____________
(1) Due to the nature of hotel operations, we expect that the most recent property-level financial information available for use in calculating our NAV will be as of the end of the month prior to the NAV unless otherwise adjusted by the Advisor for material changes.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2024 ($ and shares in thousands, expect per share/unit data):

	Class D Shares	Class S Shares	Class T Shares	Class I Shares	Third Party Operating Partnership Units (1)	Total
As of June 30, 2024
Net Asset Value	$1	$1	$1	$35	$37,377	$37,415
Number of outstanding shares/units	—	—	—	1	1,444	1,445
NAV per share/unit	$25.8972	$25.8972	$25.8972	$25.8869	$25.8891	$25.8891
_____________
(1)    Includes the partnership interest of Stirling OP held by the Special Limited Partner, if any.
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2024 valuations:

	Discount Rate	Exit Capitalization Rate
Hotel properties	11.13%	8.60%
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

Sensitivities	Change	Asset Values
Discount rate	0.25% decrease	$64,100
	0.25% increase	$62,000
Exit capitalization rate	0.25% decrease	$63,900
	0.25% increase	$62,200

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
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings.
ITEM 1A.RISK FACTORS
The Registrant has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company is undertaking a continuous private offering to accredited investors, pursuant to which it is offering for sale up to $1,000,000,000 in shares of common stock consisting of up to $900,000,000 in shares in the primary offering and up to $100,000,000 in shares pursuant to the distribution reinvestment plan. The offering is being made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. In December 2023, the Company commenced the offering of Class I shares, and on February 13, 2024, the Company commenced the offering of Class D, Class S, and Class T shares. During the three months ended June 30, 2024, the Company issued the following:

Three Months Ended June 30, 2024
Class I shares issued	973
Class I gross proceeds	$25,000
Class D shares issued	19
Class D gross proceeds	$500
Class S shares issued	19
Class S gross proceeds	$500
Class T shares issued	19
Class T gross proceeds	$500

No upfront selling commissions or dealer manager fees were paid with respect to the sale of the Class I, D, S and T shares.
During the three months ended June 30, 2024, the Company did not receive any repurchase requests.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Financial Statements of Stirling REIT OP, LP
We account for the common units acquired in Stirling OP as an equity method investment during any period our investment in Stirling OP is not considered significant to Stirling OP and will consolidate Stirling OP at such time that our investment in Stirling OP is considered significant to Stirling OP (based on generally accepted accounting principles). We expect to invest our capital and all our offering proceeds in Stirling OP and hold no assets other than Stirling OP common units. We therefore expect to eventually consolidate Stirling OP. As such, we have included the unaudited consolidated and combined consolidated financial statements of Stirling OP as we believe these financial statements would be meaningful to investors, and subsequent invested capital will be significant to us.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2024	December 31, 2023
ASSETS
Investments in hotel properties, net	$37,746	$35,580
Cash and cash equivalents	3,845	2,363
Restricted cash	3,318	7,957
Accounts receivable, net of allowance of $1 and $1, respectively	221	271
Inventories	5	5
Deferred costs, net	104	125
Prepaid expenses	239	111
Other assets	1,956	1,433
Due from related parties, net	20	—
Total assets	$47,454	$47,845
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness, net	$28,440	$28,285
Accounts payable and accrued expenses	2,619	1,436
Accrued interest payable	214	221
Distributions payable	151	147
Due to Ashford Inc., net	4,289	2,447
Due to Ashford Trust, net	63	683
Due to related parties, net	—	123
Due to third-party hotel manager	128	110
Total liabilities	35,904	33,452
Commitments and contingencies (note 8)
Partners’ capital
General Partner	—	—
Limited Partners	11,550	14,393
Total partners’ capital	11,550	14,393
Total liabilities and partners’ capital	$47,454	$47,845
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Rooms	$4,112	$4,487	$7,669	$8,356
Other hotel revenue	59	64	124	124
Total hotel revenue	4,171	4,551	7,793	8,480
EXPENSES
Hotel operating expenses:
Rooms	974	990	1,914	1,915
Other expenses	1,495	1,670	2,970	3,164
Management fees	185	183	358	358
Total hotel expenses	2,654	2,843	5,242	5,437
Property taxes, insurance and other	287	238	521	446
Depreciation and amortization	1,167	923	2,119	1,827
Advisory services fee	238	134	542	279
Corporate, general and administrative	326	54	870	83
Total operating expenses	4,672	4,192	9,294	8,072
OPERATING INCOME (LOSS)	(501)	359	(1,501)	408
Interest income	24	—	40	—
Interest expense and amortization of loan costs	(728)	(406)	(1,453)	(810)
INCOME (LOSS) BEFORE INCOME TAXES	(1,205)	(47)	(2,914)	(402)
Income tax (expense) benefit	—	(177)	—	(257)
NET INCOME (LOSS)	$(1,205)	$(224)	$(2,914)	$(659)
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(1,205)	$(224)	$(2,914)	$(659)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(1,205)	$(224)	$(2,914)	$(659)
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF
PARTNERS’ CAPITAL/PARENT NET INVESTMENT
(unaudited, in thousands)

	General Partner	Limited Partners	Total
Balance at March 31, 2024	$—	$12,704	$12,704
Distributions declared	—	(449)	(449)
Equity-based compensation	—	27	27
Issuance of common units	—	473	473
Net income (loss)	—	(1,205)	(1,205)
Balance at June 30, 2024	$—	$11,550	$11,550

	General Partner	Limited Partners	Total
Balance at December 31, 2023	$—	$14,393	$14,393
Distributions declared	—	(894)	(894)
Equity-based compensation	—	40	40
Issuance of common units	—	925	925
Net income (loss)	—	(2,914)	(2,914)
Balance at June 30, 2024	$—	$11,550	$11,550

Parent Net Investment
Balance at March 31, 2023	$3,891
Distributions to parent, net	(224)
Net income (loss)	1,071
Balance at June 30, 2023	$4,738

Parent Net Investment
Balance at December 31, 2022	$2,344
Contributions from parent, net	3,053
Net income (loss)	(659)
Balance at June 30, 2023	$4,738
See notes to Consolidated and Combined Consolidated Financial Statements

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(2,914)	$(659)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,119	1,827
Bad debt expense	37	20
Amortization of loan costs and capitalized default interest	155	(39)
Equity-based compensation	40	—
Changes in operating assets and liabilities:
Accounts receivable and inventories	13	(117)
Prepaid expenses and other assets	(651)	(27)
Accounts payable and accrued expenses	616	286
Due to/from related parties	(143)	30
Due to third-party hotel manager	18	26
Due to Ashford Trust, net	(620)	—
Due to Ashford Inc., net	1,663	8
Net cash provided by (used in) operating activities	333	1,355
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(3,525)	(3,135)
Net cash provided by (used in) investing activities	(3,525)	(3,135)
Cash Flows from Financing Activities
Repayments of indebtedness	—	(378)
Payments for distributions	(2)	—
Proceeds from issuance of common units	37	—
Contributions from/(distributions to) parent	—	3,053
Net cash provided by (used in) financing activities	35	2,675
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,157)	895
Cash, cash equivalents and restricted cash at beginning of period	10,320	2,229
Cash, cash equivalents and restricted cash at end of period	$7,163	$3,124

Supplemental Cash Flow Information
Interest paid	$1,306	$853
Income taxes paid (refunded)	37	71
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$1,422	$109
Distributions declared but not paid	151	—
Non-cash distributions	888	—
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$2,363	$997
Restricted cash at beginning of period	7,957	1,232
Cash, cash equivalents and restricted cash at beginning of period	$10,320	$2,229

Cash and cash equivalents at end of period	$3,845	$1,592
Restricted cash at end of period	3,318	1,532
Cash, cash equivalents and restricted cash at end of period	$7,163	$3,124
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Stirling Hotels & Resorts, Inc. (“Stirling Inc.”) was formed on September 1, 2023 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2024. Substantially all of the Stirling Inc.’s business will be conducted through Stirling REIT OP, LP (“Stirling OP” or the “Company”), a Delaware limited partnership formed on September 26, 2023. Stirling Inc. is the sole member of the sole general partner of Stirling OP and owns a non-economic general partnership interest in Stirling OP. Stirling REIT Special Limited Partner LLC (the “Special Limited Partner”), a Delaware limited partnership, will own a special limited partner interest in Stirling OP. In addition, in order for the income from any hotel property investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, Stirling Inc. will lease each hotel property to a subsidiary of Stirling OP, which we intend to be treated as a taxable REIT subsidiary, or TRS.
Stirling Inc. was organized to invest primarily in a diverse portfolio of stabilized income-producing hotels and resorts across all chain scales primarily located in the United States and operated under widely recognized brands. Stirling Inc. and Stirling OP are externally managed by Stirling REIT Advisors LLC (“Stirling Advisor” or the “Advisor”), an affiliate of Ashford Inc. (“Ashford”), Stirling Inc.’s sponsor. We do not have any employees. All of the services that might be provided by employees are provided to us by the Advisor.
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
Pursuant to the Contribution Agreement, the Anchor Investor entered into a lock-up agreement with respect to its Class I units that restrict the assignment, sale, and transfer of the units for a period of one year following the closing of the transactions contemplated by the Contribution Agreement (the “Lock-Up Agreement”). In addition, pursuant to the Lock-Up Agreement, the Anchor Investor is prohibited from redeeming the Class I units for a period of three years following such closing. At the end of the three-year period, the Class I units may be redeemed pursuant to the terms of the Stirling OP Agreement and any Class I units converted to shares of Stirling Inc.’s Class I common stock may be repurchased by Stirling Inc. pursuant to the terms and conditions of Stirling Inc.’s share repurchase plan. In addition, the Anchor Investor agreed not to withdraw as a participant in the distribution reinvestment plan of Stirling OP, and thereby receive any distributions payable on its Class I units in additional Class I units, through December 31, 2024.
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
For periods subsequent to December 6, 2023, the accompanying consolidated financial statements include the accounts of certain wholly owned subsidiaries of Stirling OP that own and operate four hotels in three states, which are all wholly owned hotel properties as of June 30, 2024. These hotels represent 405 rooms. As of June 30, 2024, the four hotel properties were leased by Stirling OP’s indirect wholly owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from the TRS is eliminated in combination and/or consolidation. Stirling OP does not operate any of its hotel properties directly; instead Stirling OP employs hotel management companies to operate them for Stirling OP under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford, manages three of Stirling OP’s four operating hotel properties and Crossroads Hospitality Management Company (“Crossroads”) manages the remaining hotel property.
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
2. Significant Accounting Policies
Basis of Presentation and Principles of Combination and Consolidation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated and combined consolidated financial statements and notes thereto included in the 2023 Stirling Hotels & Resorts, Inc. Annual Report to Stockholders on Form 10-K filed with the SEC on March 29, 2024.
For periods prior to December 6, 2023, the date of the contribution of the Initial Portfolio, the accompanying historical combined consolidated financial statements of Initial Portfolio have been “carved out” of Ashford Trust’s consolidated financial statements and reflect certain assumptions and allocations. These entities were considered to be under Ashford Trust’s common control, under the applicable accounting guidance. The combined consolidated financial statements of the Initial Portfolio were prepared using the financial position and results of operations of the entities set forth above after adjustments for certain ownership-related activities that have been historically accounted for by Ashford Trust. These ownership activities include

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
mortgage indebtedness associated with the four hotels, debt related expenses and other owner related expenses. In addition, the combined consolidated statements of operations of the Initial Portfolio include allocations of advisory service fees and corporate general and administrative expenses from Ashford Trust, which in the opinion of management, are reasonable. The historical financial information is not necessarily indicative of the Company’s future results of operations, financial position and cash flows subsequent to the contribution.
All significant intercompany accounts and transactions between consolidated and combined consolidated entities have been eliminated in these historical consolidated and combined consolidated financial statements.
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Equity-Based Compensation—Equity-based compensation for non-employees is measured at the grant date and expensed ratably over the vesting period based on the original measurement as of the grant date. This results in the recording of expense, included in “advisory services fee,” “management fees” and “corporate, general and administrative” expense, equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. The Company recognizes forfeitures as they occur.
Recently Issued Accounting Standards—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. As of June 30, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of June 30, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended June 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$2,011	$29	$2,040
Hartford, CT area	1	1,053	12	1,065
Jacksonville, FL area	1	1,048	18	1,066
Total	4	$4,112	$59	$4,171

	Three Months Ended June 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$2,127	$30	$2,157
Hartford, CT area	1	1,199	14	1,213
Jacksonville, FL area	1	1,161	20	1,181
Total	4	$4,487	$64	$4,551

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$3,684	$62	$3,746
Hartford, CT area	1	1,751	27	1,778
Jacksonville, FL area	1	2,234	35	2,269
Total	4	$7,669	$124	$7,793

	Six Months Ended June 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$3,871	$54	$3,925
Hartford, CT area	1	2,122	27	2,149
Jacksonville, FL area	1	2,363	43	2,406
Total	4	$8,356	$124	$8,480
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$5,760	$5,760
Buildings and improvements	47,679	45,764
Furniture, fixtures and equipment	8,786	5,725
Construction in progress	2,271	3,057
Total cost	64,496	60,306
Accumulated depreciation	(26,750)	(24,726)
Investments in hotel properties, net	$37,746	$35,580
For the six months ended June 30, 2024 and 2023, no impairment charges were recorded.
5. Indebtedness, net
Indebtedness consisted of the following (in thousands):

					June 30, 2024	December 31, 2023
Indebtedness	Collateral		Maturity	Interest Rate	Debt Balance	Debt Balance
Mortgage loan	4	hotels	December 2028	8.51%	$30,200	$30,200
					30,200	30,200
Deferred loan costs, net					(1,760)	(1,915)
Indebtedness, net					$28,440	$28,285
The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Presently, our existing covenants are non-recourse. As of June 30, 2024, we were in compliance with all covenants related to our mortgage loan.

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

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets not measured at fair value:
Cash and cash equivalents	$3,845	$3,845	$2,363	$2,363
Restricted cash	3,318	3,318	7,957	7,957
Accounts receivable, net	221	221	271	271
Due from related parties, net	20	20	—	—

Financial liabilities not measured at fair value:
Indebtedness	$30,200	$30,671	$30,200	$28,476
Accounts payable and accrued expenses	2,619	2,619	1,436	1,436
Distributions payable	151	151	147	147
Due to Ashford Inc., net	4,289	4,289	2,447	2,447
Due to Ashford Trust, net	63	63	683	683
Due to related parties, net	—	—	123	123
Due to third-party hotel manager	128	128	110	110
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
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 101.6% of the face value of $30.2 million at June 30, 2024 and approximately 94.3% of the face value of $30.2 million at December 31, 2023. These fair value estimates are considered a Level 2 valuation technique.
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Advisory services fee
Base advisory fee	$195	$452
Reimbursable expenses (1)	43	90
Total advisory services fee	$238	$542
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.
Advisory Agreement with Ashford Trust
Ashford LLC, a subsidiary of Ashford, acts as the Advisor to Ashford Trust. Mr. Monty J. Bennett, chairman of the board of directors of Ashford Trust, serves as chairman of the board of directors and chief executive officer of Ashford.
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
The Minimum Base Fee for Ashford Trust for each quarter is equal to the greater of:
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
The following table summarizes the amount of allocated advisory services fees (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Advisory services fee
Base advisory fee	$90	$185
Reimbursable expenses (1)	33	69
Equity-based compensation (2)	11	25
Total advisory services fee	$134	$279
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
(2)    Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage. Under the advisory agreement, Ashford secures casualty insurance policies to cover Ashford Trust, Braemar Hotels & Resorts Inc. (“Braemar”), Stirling OP, their hotel managers, as needed, and Ashford. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford. has managed the casualty insurance program and beginning in December 2023, Warwick Insurance Company (“Warwick”), a subsidiary of Ashford, provides and manages the general liability, workers’ compensation and business automobile insurance policies within the casualty insurance program. Each year Ashford collects funds from Ashford Trust, Braemar, Stirling OP and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
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
Hotel Management Services
At June 30, 2024, Remington Hospitality managed three of our four hotel properties.
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
As of June 30, 2024, we had a due from related parties, net, which included a net receivable from Remington Hospitality in the amount of $20,000, primarily related to certain advances to Remington partially offset by hotel management fees.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of December 31, 2023, we had due to related parties, net, which included a net payable to Remington Hospitality in the amount of $123,000, primarily related to hotel management fees.
As of June 30, 2024 and December 31, 2023, we had payable to Ashford Trust of approximately $63,000 and $683,000, respectively, related to various costs, which were paid on our behalf by Ashford Trust.
8. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements existing at June 30, 2024, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% of gross revenues for capital improvements. From time to time, we may work with our property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements existing at June 30, 2024, we pay franchisor royalty fees between 4% and 6% of gross rooms revenue. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 3% and 4% of gross rooms revenue. These franchise agreements expire on varying dates between 2024 and 2035. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2024	2023	2024	2023
Other hotel expenses	$397	$420	$746	$790
Management Fees—Under hotel management agreements for our hotel properties existing at June 30, 2024, we pay monthly hotel management fees equal to the greater of approximately $16,897 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 3% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2026 through 2031, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
9. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of June 30, 2024 and December 31, 2023, all of our hotel properties were located domestically.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Equity and Equity-Based Compensation
Declaration of Distributions—The following table details the aggregate distributions declared per unit for each applicable unit class for the three months ended June 30, 2024:

	Gross Distributions	Distribution Fee	Net Distributions
Class D units	$0.1042	$0.0054	$0.0988
Class I units	0.3126	—	0.3126
Class S units	0.1042	0.0183	0.0859
Class T units	0.1042	0.0183	0.0859
Class E units	0.3126	—	0.3126
The following table details the aggregate distributions declared per share for each applicable unit class for the six months ended June 30, 2024:

	Gross Distributions	Distribution Fee	Net Distributions
Class D units	$0.1042	$0.0054	$0.0988
Class I units	0.6252	—	0.6252
Class S units	0.1042	0.0183	0.0859
Class T units	0.1042	0.0183	0.0859
Class E units	0.6252	—	0.6252
Equity-based Compensation—We incur equity-based compensation expense in connection with equity grants made to certain of our independent directors, which vests over a period of one year.
In February 2024, approximately 4,200 LTIP units were issued to independent directors with a fair value of approximately $65,000, which will vest over a period of one year.
Unit Issuances—The following tables present issuances of all classes of the Company’s common units:

	Three Months Ended June 30, 2024
	Class D		Class I		Class S		Class T		Total
	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds
Issuance of common units	19	$500	973	$25,000	19	$500	19	$500	1,030	$26,500

	Six Months Ended June 30, 2024
	Class D		Class I		Class S		Class T		Total
	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds
Issuance of common units	19	$500	1,370	$35,000	19	$500	19	$500	1,427	$36,500
11. Subsequent Events
On July 25, 2024, the Stirling Inc. board of directors declared a distribution for the month of July of $0.1042 per unit/share, less certain expenses for outstanding Stirling OP unitholders and common stockholders of Stirling Inc. of record as of the close of business on July 31, 2024, to be paid on August 15, 2024.
Subsequent events for the reporting period ended June 30, 2024, were evaluated through August 13, 2024, the date the consolidated financial statements were available for issuance and there were no additional events to accrue or disclose.

ITEM 6.EXHIBITS

Exhibit	Description
3.1
Articles of Amendment and Restatement of Stirling Hotels & Resorts, Inc. (the “Registrant”), effective as of December 4, 2023, incorporated by reference to Exhibit 3.1 on Form 10 (No. 000-56623) filed December 15, 2023

3.1.1	Articles of Amendment, adopted July 31, 2024, incorporated by reference to Exhibit 3.1 on Form 8-K (No. 000- 56623) filed August 1, 2024
3.1.2*	Articles of Amendment and Restatement of the Registrant, effective as of December 4, 2023, as amended by Articles of Amendment adopted July 31, 2024
3.2	Amended and Restated Bylaws of the Registrant, dated of as December 6, 2023, incorporated by reference to Exhibit 3.2 on Form 10 (No. 000-56623) filed December 15, 2023
10.1	Amended and Restated Dealer Manager Agreement, effective July 30, 2024, incorporated by reference to Exhibit 10.1 on Form 8-K filed August 1, 2024 (No. 000-56623).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statement of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

STIRLING HOTELS & RESORTS, INC.

Date:	August 13, 2024	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 13, 2024	By:	/s/ STEPHEN ZSIGRAY
Stephen Zsigray
Chief Financial Officer