Form 10-Q
period 2024-09-30
Stirling Hotels & Resorts, Inc.
filed 2024-11-14
CIK 2003881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2024
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
As of November 11, 2024, the registrant had the following shares outstanding: 19 shares of Class D common stock, 0 shares of Class E common stock, 3,868 shares of Class I common stock, 19 shares of Class S common stock and 19 shares of Class T common stock.

STIRLING HOTELS & RESORTS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30,2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$—	$—
Distributions receivable	149	—
Investment in Stirling REIT OP, LP	34,142	24
Total assets	$34,291	$24
LIABILITIES AND EQUITY
Dividends payable	$149	$—
Total liabilities	149	—
Commitments and contingencies (note 7)
Common stock - Class E shares, $0.01 par value per share, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class D shares, $0.01 par value per share, 300,000,000 shares authorized, 19 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class I shares, $0.01 par value per share, 300,000,000 shares authorized, 1,383 and 1 share issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	14	—
Common stock - Class S shares, $0.01 par value per share, 300,000,000 shares authorized, 19 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock - Class T shares, $0.01 par value per share, 300,000,000 shares authorized, 19 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	36,833	25
Accumulated deficit	(2,705)	(1)
Total equity	34,142	24
Total liabilities and equity	$34,291	$24
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
REVENUE
Total revenue	$—	$—
EXPENSES
Hotel operating expenses:
Total operating expenses	—	—
Operating income (loss)	—	—
Equity in earnings (loss) of Stirling REIT OP, LP	(1,225)	(1,985)
Income (loss) before income taxes	(1,225)	(1,985)
Income tax (expense) benefit	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,225)	$(1,985)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(0.85)	$(2.61)
Weighted average common shares outstanding – basic	1,436	761
Diluted:
Net income (loss) attributable to common stockholders	$(0.85)	$(2.61)
Weighted average common shares outstanding – diluted	1,436	761
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net income (loss)	$(1,225)	$(1,985)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	$(1,225)	$(1,985)
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock								Additional Paid-in Capital	Accumulated Deficit	Total
	Class D		Class I		Class S		Class T
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2024	19	$—	1,371	$14	19	$—	19	$—	$36,511	$(1,033)	$35,492
Issuance of common stock	—	—	12	—	—	—	—	—	322	—	322
Dividends declared - common stock	—	—	—	—	—	—	—	—	—	(447)	(447)
Net income (loss)	—	—	—	—	—	—	—	—	—	(1,225)	(1,225)
Balance at September 30, 2024	19	$—	1,383	$14	19	$—	19	$—	$36,833	$(2,705)	$34,142

	Common Stock								Additional Paid-in Capital	Accumulated Deficit	Total
	Class D		Class I		Class S		Class T
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	1	$—	—	$—	—	$—	$25	$(1)	$24
Issuance of common stock	19	—	1,382	14	19	—	19	—	36,808	—	36,822
Dividends declared - common stock	—	—	—	—	—	—	—	—	—	(719)	(719)
Net income (loss)	—	—	—	—	—	—	—	—	—	(1,985)	(1,985)
Balance at September 30, 2024	19	$—	1,383	$14	19	$—	19	$—	$36,833	$(2,705)	$34,142
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Nine Months Ended September 30, 2024
Cash Flows from Operating Activities
Net income (loss)	$(1,985)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated entities	1,985
Distributions from Stirling OP	248
Net cash provided by (used in) operating activities	248
Cash Flows from Investing Activities
Investment in Stirling OP, LP	(36,500)
Net cash provided by (used in) investing activities	(36,500)
Cash Flows from Financing Activities
Payments for dividends	(248)
Proceeds from issuance of common stock	36,500
Net cash provided by (used in) financing activities	36,252
Net increase (decrease) in cash, cash equivalents and restricted cash	—
Cash, cash equivalents and restricted cash at beginning of period	—
Cash, cash equivalents and restricted cash at end of period	$—

Supplemental Cash Flow Information
Interest paid	$—
Income taxes paid (refunded)	—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-cash dividends paid	322
Dividends declared but not paid	149
Non-cash investment in Stirling OP, LP	322
Distributions receivable	149
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—
Restricted cash at beginning of period	—
Cash, cash equivalents and restricted cash at beginning of period	$—

Cash and cash equivalents at end of period	$—
Restricted cash at end of period	—
Cash, cash equivalents and restricted cash at end of period	$—
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
The following tables present sales of all classes of the Company’s common stock:

Three Months Ended September 30, 2024
	Class D		Class I		Class S		Class T		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Issuance of common stock (1)	—	$—	—	$—	—	$—	—	$—	—	$—

	Nine Months Ended September 30, 2024
	Class D		Class I		Class S		Class T		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Issuance of common stock (1)	19	$500	1,370	$35,000	19	$500	19	$500	1,427	$36,500
__________________
(1) Exclusive of shares issued under the DRIP.
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
Declaration of Distributions
The following table details the aggregate distributions declared per share for each applicable class of stock for the three months ended September 30, 2024:

	Gross Distributions	Distribution Fee	Net Distributions
Class D Shares	$0.3126	$0.0162	$0.2964
Class I Shares	0.3126	—	0.3126
Class S Shares	0.3126	0.0550	0.2576
Class T Shares	0.3126	0.0550	0.2576
The following table details the aggregate distributions declared per share for each applicable class of stock for the nine months ended September 30, 2024:

	Gross Distributions	Distribution Fee	Net Distributions
Class D Shares	$0.4168	$0.0216	$0.3952
Class I Shares	0.9378	—	0.9378
Class S Shares	0.4168	0.0733	0.3435
Class T Shares	0.4168	0.0733	0.3435
3. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission ( the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statement includes the accounts of the Company and certain subsidiaries. All intercompany balances and transactions are eliminated in consolidation. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We have omitted the comparative financial statements for the period from September 1, 2023 (date of inception) through September 30, 2023, because there were no transactions other than the initial capitalization of $25.00 from our initial stockholder in exchange for the issuance of one share of Class I common stock. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Annual Report to Stockholders on Form 10-K filed with the SEC on March 29, 2024.

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
Cash and Cash Equivalents—Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less at the date of purchase. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash or cash equivalents as of September 30, 2024.
Investment in Stirling OP—Our investment in Stirling OP is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any other-than-temporary impairment is recorded in “equity in earnings (loss) of unconsolidated entities” in the consolidated statements of operations. No such impairment was recorded for the three and nine months ended September 30, 2024.
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
Income Taxes—The Company is a taxable corporation for the three and nine months ended September 30, 2024. The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ending December 31, 2024. Until that time, the Company will be subject to taxation at regular corporate rates under the Internal Revenue Code. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Organization and Offering Expenses—The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and distribution fees) through December 31, 2024. Pursuant to the Advisory Agreement, the Company will reimburse the Advisor for all such advanced expenses ratably over a 60 month period commencing January 1, 2025. As of September 30, 2024 and December 31, 2023, the Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2.0 million and $2.1 million, respectively. These organization and offering expenses are not recorded in the accompanying financial statements because such costs are the responsibility of Stirling OP and are included in its balance sheet and statement of operations for the applicable periods. When recorded by the Company, organization expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering. Any amount due to the Advisor but not paid will be recognized as a liability on the consolidated balance sheet.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses that requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the statement of operations. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
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
Master Hotel Management Agreement—The Company, through Stirling TRS, entered into a master hotel management agreement (the “Master Hotel Management Agreement”) with Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a wholly owned subsidiary of Ashford, to provide hotel and restaurant management services for certain of the Company’s hotels. For providing these services, Remington Hospitality will receive a monthly base fee on assets managed that is equal to the greater of (i) $17,320 (to be increased annually based on any increases in CPI over the preceding annual period) or (ii) 3% of a property’s gross revenues. Remington Hospitality may also earn an incentive management fee that is equal to the lesser of (i) 1% of a hotel’s gross revenues for each fiscal year and (ii) the amount by which the actual house profit exceeds the budgeted house profit determined on a property-by-property basis.
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
5. Investment in Stirling REIT OP, LP
The following tables summarizes the condensed consolidated balance sheets and our investment in Stirling OP as of September 30, 2024 and December 31, 2023, and the condensed consolidated statements of operations and our equity in earnings (loss) of Stirling OP for the three and nine months ended September 30, 2024:
Stirling REIT OP, LP
Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
Total Assets	$46,411,000	$47,845,000
Total Liabilities	36,075,000	33,452,000
Total partners’ capital of Stirling REIT OP, LP	10,336,000	14,393,000
Total liabilities and partners’ capital of Stirling REIT OP, LP	$46,411,000	$47,845,000
Our investment in Stirling REIT OP, LP	$34,142	$24
Stirling REIT OP, LP
Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total revenue	$4,285,000	$12,078,000
Total operating expenses	4,813,000	14,107,000
Operating income (loss)	(528,000)	(2,029,000)
Interest expense and amortization of loan costs	(737,000)	(2,190,000)
Interest income	28,000	68,000
Income tax (expense) benefit	—	—
Net income (loss)	$(1,237,000)	$(4,151,000)
Our equity in earnings (loss) of Stirling REIT OP, LP	$(1,225)	$(1,985)
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
7. Commitments and Contingencies
The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of September 30, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. Subsequent Events
On October 23, 2024, the Company’s board of directors declared a distribution for the month of October of $0.1042 per unit/share, less certain expenses for outstanding OP unitholders and common stockholders of record as of the close of business on October 31, 2024, to be paid on November 15, 2024.
On November 1, 2024, the Company issued approximately 2,481 shares of Class I common stock for gross proceeds of $65,000, based on the net asset value per share of the Class I common shares as of September 30, 2024, the proceeds of which we contributed to Stirling OP and, in exchange, we received approximately 2,481 Class I common units from Stirling OP.
On November 7, 2024, the parties to the Advisory Agreement entered into Amendment No. 1 thereto (the “Advisory Agreement Amendment”). Pursuant to the Advisory Agreement Amendment, (i) the date prior to which Advisor will pay for all Organization and Offering Expenses (as defined in the Advisory Agreement) is changed from December 31, 2024 to December 31, 2025, and (ii) the repayment period for the Organization and Offering Expenses, as well as for certain other costs and expenses of the Company, is changed from 60 equal monthly installments starting January 2025 to 120 equal monthly installments starting January 2026.

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
Other than our investment in Stirling OP, we had neither engaged in any operations nor generated any revenues through September 30, 2024. Our entire activity from inception through September 30, 2024 primarily consisted of investment in Stirling OP and allocation of income (loss) from Stirling OP. When we receive proceeds from the sale of shares of our common stock in our continuous private offering, we will contribute such proceeds to Stirling OP and receive common units in Stirling OP that correspond to the classes of our shares sold. On September 5, 2023 we were capitalized with an initial investment of $25 from our initial stockholder (at such time) to us, which we contributed to Stirling OP and, in exchange, we received one Class I common unit from Stirling OP. We have sold an additional 3,851 Class I common shares, 19 Class D common shares, 19 Class S common shares and 19 Class T common shares in the ongoing private offering, the proceeds of which we contributed to Stirling OP and, in exchange, we received an additional 3,851 Class I common units, 19 Class D common units, 19 Class S common units and 19 Class T common units from Stirling OP. We account for the common units acquired in Stirling OP as an equity method investment during any period our investment in Stirling OP is not considered significant to Stirling OP and will consolidate Stirling OP at such time our investment in Stirling OP is considered significant to Stirling OP (based on GAAP), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our offering proceeds in Stirling OP and hold no other assets other than Stirling OP common units. We therefore expect to eventually consolidate Stirling OP, and we have included the unaudited consolidated and combined consolidated financial statements of Stirling OP in Part II Item 5 of this Quarterly Report on Form 10-Q, as we believe a discussion of the performance and results of operations of Stirling OP would be meaningful to investors as our cash flows and operating results are driven by Stirling OP, and subsequent invested capital will be significant to the Company.
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
On November 1, 2024, Stirling Inc. issued approximately 2,481 shares of Class I common stock for gross proceeds of $65,000, based on the net asset value per share of the Class I common shares as of September 30, 2024, the proceeds of which were contributed to Stirling OP and, in exchange, Stirling OP issued approximately 2,481 Class I common units to Stirling Inc.
The Company, Stirling OP, Stirling TRS and the Advisor are parties to an Advisory Agreement, dated December 6, 2023(the “Advisory Agreement”). On November 7, 2024, the parties to the Advisory Agreement entered into Amendment No. 1 thereto (the “Advisory Agreement Amendment”). Pursuant to the Advisory Agreement Amendment, (i) the date prior to which Advisor will pay for all Organization and Offering Expenses (as defined in the Advisory Agreement) is changed from December 31, 2024 to December 31, 2025, and (ii) the repayment period for the Organization and Offering Expenses, as well as for certain other costs and expenses of the Company, is changed from 60 equal monthly installments starting January 2025 to 120 equal monthly installments starting January 2026.

Hotel Portfolio
The following table presents certain information related to Stirling OP’s hotel properties as of September 30, 2024:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Hampton Inn	Buford, GA	Select-service	92	100	92
SpringHill Suites by Marriott	Buford, GA	Select-service	97	100	97
Marriott Residence Inn	Manchester, CT	Select-service	96	100	96
Marriott Residence Inn	Jacksonville, FL	Select-service	120	100	120
Total			405		405
Results of Operations
Since the Company had no significant assets or operations prior to December 6, 2023, the Company does not have any results of operations for the three and nine months ended September 30, 2023. The following results of operations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 represent the operations of Stirling OP.
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

Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes the changes in key line items from Stirling OP’s consolidated and combined consolidated statements of operations for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Revenue
Rooms	$4,223	$4,274	$(51)	(1.2)%
Other hotel revenue	62	79	(17)	(21.5)%
Total hotel revenue	4,285	4,353	(68)	(1.6)%
Expenses
Hotel operating expenses:
Rooms	988	1,044	56	5.4%
Other expenses	1,579	1,492	(87)	(5.8)%
Management fees	189	186	(3)	(1.6)%
Total hotel expenses	2,756	2,722	(34)	(1.2)%
Property taxes, insurance and other	317	260	(57)	(21.9)%
Depreciation and amortization	1,158	879	(279)	(31.7)%
Advisory service fee	296	113	(183)	(161.9)%
Corporate, general and administrative	286	64	(222)	(346.9)%
Operating income (loss)	(528)	315	(843)	(267.6)%
Interest income	28	—	28
Interest expense and amortization of loan costs	(737)	(410)	(327)	(79.8)%
Income tax benefit (expense)	—	(92)	92	100.0%
Net income (loss)	$(1,237)	$(187)	$(1,050)	(561.5)%
The following table illustrates the key performance indicators of the four hotel properties included in Stirling OP’s results of operations:

	Three Months Ended September 30,
	2024	2023
RevPAR (revenue per available room)	$113.34	$114.71
Occupancy	80.28%	78.62%
ADR (average daily rate)	$141.17	$145.90
Rooms revenue (in thousands)	$4,223	$4,274
Total hotel revenue (in thousands)	$4,285	$4,353
Net Income (Loss). Net loss increased $1.1 million, from $187,000 for the three months ended September 30, 2023 (the “2023 quarter”) to $1.2 million for the three months ended September 30, 2024 (the “2024 quarter”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $51,000, or 1.2%, to $4.2 million during the 2024 quarter compared to the 2023 quarter. During the 2024 quarter, we experienced a 166 basis point increase in occupancy and a 3.2% decrease in room rates.

Fluctuations in rooms revenue between the 2024 quarter and the 2023 quarter are a result of the changes in occupancy and ADR between the 2024 quarter and the 2023 quarter as reflected in the table below (dollars in thousands):

	Favorable (Unfavorable)
Hotel Property	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Residence Inn Manchester (1)	$(55)	(71)	(3.7)%
Hampton Inn Buford (2)	(141)	(636)	(5.7)%
SpringHill Suites Buford	75	705	(1.2)%
Residence Inn Jacksonville	70	537	(0.6)%
Total	$(51)	166	(3.2)%
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
Other Hotel Revenue. Other hotel revenue, which consists mainly of Internet access, parking, and spa revenue, decreased $17,000, or 21.5%, to $62,000. This decrease is primarily attributable to a decrease of $22,000 at two hotel properties, partially offset by an increase of $5,000 at SpringHill Suites Buford and Hampton Inn Buford.
Rooms Expense. Rooms expense decreased $56,000, or 5.4%, to $988,000 in the 2024 quarter compared to the 2023 quarter. The decrease is attributable to a decrease of $63,000 at three hotel properties, partially offset by an increase of $7,000 at SpringHill Suites Buford. Rooms margin was 76.6% in the 2024 quarter and 75.6% in the 2023 quarter.
Other Operating Expenses. Other operating expenses increased $87,000, or 5.8%, to $1.6 million in the 2024 quarter compared to the 2023 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
Direct expenses were 0.5% of total hotel revenue in the 2024 quarter and 0.5% in the 2023 quarter. The Initial Portfolio experienced an increase in indirect expenses of $90,000. The increase in indirect expenses was attributable to increases in (i) general and administrative costs of $28,000; (ii) repairs and maintenance of $2,000; (iii) marketing costs of $51,000; (iv) incentive management fees of $5,000; and (v) $4,000 in energy costs.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $57,000, or 21.9%, to $317,000 during the 2024 quarter compared to the 2023 quarter, which was primarily due to higher property insurance costs of $80,000 and higher miscellaneous tax expense of $1,000, partially offset by lower property taxes of $24,000.
Depreciation and Amortization. Depreciation and amortization increased $279,000, or 31.7%, to $1.2 million during the 2024 quarter compared to the 2023 quarter as a result of higher fixed asset balances in the 2024 quarter related to renovations.
Advisory Services Fee. Advisory services fee was $296,000 in 2024 quarter that was comprised of base advisory fee of $123,000, reimbursable expenses of $62,000 and a performance participation fee of $111,000. In the 2023 quarter, advisory services fee consisted of an allocated advisory services fee of $113,000 from Ashford Trust.
Corporate, General and Administrative. Corporate, general and administrative expense of $286,000 in the 2024 quarter consisted of legal, accounting and other professional fees of $185,000, equity-based compensation of $26,000, corporate expenses of 58,000 and miscellaneous expenses of $17,000. In the 2023 quarter corporate, general and administrative expense of $64,000 was comprised of allocated expenses from Ashford Trust.
Interest Income. Interest income was $28,000 for the 2024 quarter.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of discounts and loan costs increased $327,000, or 79.8%, to $737,000 during the 2024 quarter compared to the 2023 quarter, due primarily to a higher stated interest rate on current mortgage loans compared to the stated interest rates on the mortgage loans that were refinanced, partially offset by a lower principal balance. On November 16, 2023, Ashford Trust refinanced the $6.2 million mortgage loan secured by the Residence Inn Manchester, the $9.1 million mortgage loan secured by the Residence Inn Jacksonville, and the $21.9 million mortgage loan secured by the Hampton Inn Buford and the SpringHill Suites Buford. The new mortgage loan totaled $30.2 million.

Income Tax (Expense) Benefit. Income tax expense decreased $92,000, from $92,000 in the 2023 quarter to $0 in the 2024 quarter. This decrease was primarily due to a decrease in the profitability of the Stirling TRS entities in the 2024 quarter compared to the profitability of the Ashford TRS entities as it relates to the Initial Portfolio in the 2023 quarter.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes the changes in key line items from Stirling OP’s consolidated and combined consolidated statements of operations for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Revenue
Rooms	$11,892	$12,630	$(738)	(5.8)%
Other hotel revenue	186	203	(17)	(8.4)%
Total hotel revenue	12,078	12,833	(755)	(5.9)%
Expenses
Hotel operating expenses:
Rooms	2,902	2,959	57	1.9%
Other expenses	4,549	4,656	107	2.3%
Management fees	547	544	(3)	(0.6)%
Total hotel expenses	7,998	8,159	161	2.0%
Property taxes, insurance and other	838	706	(132)	(18.7)%
Depreciation and amortization	3,277	2,706	(571)	(21.1)%
Advisory service fee	838	392	(446)	(113.8)%
Corporate, general and administrative	1,156	147	(1,009)	(686.4)%
Operating income (loss)	(2,029)	723	(2,752)	(380.6)%
Interest income	68	—	68
Interest expense and amortization of loan costs	(2,190)	(1,220)	(970)	(79.5)%
Income tax benefit (expense)	—	(349)	349	100.0%
Net income (loss)	$(4,151)	$(846)	$(3,305)	(390.7)%
The following table illustrates the key performance indicators of the four hotel properties included in Stirling OP’s results of operations:

	Nine Months Ended September 30,
	2024	2023
RevPAR (revenue per available room)	$107.16	$114.23
Occupancy	75.14%	78.10%
ADR (average daily rate)	$145.62	$146.27
Rooms revenue (in thousands)	$11,892	$12,630
Total hotel revenue (in thousands)	$12,078	$12,833
Net Income (Loss). Net loss increased $3.3 million from $846,000 for the nine months ended September 30, 2023 (the “2023 period”) to $4.2 million for the nine months ended September 30, 2024 (the “2024 period”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $738,000, or 5.8%, to $11.9 million during the 2024 period compared to the 2023 period. During the 2024 period, the Initial Portfolio experienced a 2.5% decrease in room rates and a 296 basis point decrease in occupancy.

Fluctuations in rooms revenue between the 2024 period and the 2023 period are a result of the changes in occupancy and ADR between 2024 and 2023 as reflected in the table below (dollars in thousands):

	Favorable (Unfavorable)
Hotel Property	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Residence Inn Manchester (1)	$(427)	(1,080)	0.1%
Hampton Inn Buford (2)	(506)	(875)	(6.0)%
SpringHill Suites Buford	254	704	(0.4)%
Residence Inn Jacksonville	(59)	(32)	(1.7)%
Total	$(738)	(296)	(2.5)%
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
Other Hotel Revenue. Other hotel revenue, which consists of various miscellaneous revenues, decreased $17,000, or 8.4%, to $186,000 in the 2024 period compared to the 2023 period. This decrease is primarily attributable to an aggregate decrease of $30,000 at two hotel properties, partially offset by an increase of $10,000 at SpringHill Suites Buford and an increase of $3,000 at Hampton Inn Buford.
Rooms Expense. Rooms expense decreased $57,000, or 1.9%, to $2.9 million in the 2024 period compared to the 2023 period. This decrease is primarily attributable to an aggregate decrease of $110,000 at two hotel properties, partially offset by an increase of $29,000 at SpringHill Suites Buford and an increase of $24,000 at Residence Inn Jacksonville. Rooms margin was 75.6% in the 2024 period and 76.6% in the 2023 period.
Other Operating Expenses. Other operating expenses decreased $107,000, or 2.3%, to $4.5 million in the 2024 period compared to the 2023 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
Direct expenses were 0.5% of total hotel revenue in the 2024 period and 0.5% in the 2023 period. The Initial Portfolio experienced a decrease in indirect expenses of $104,000. The decrease in indirect expenses was attributable to decreases in (i) repairs and maintenance of $55,000; (ii) general and administrative costs of $46,000; and (iii) marketing costs of $13,000. These decreases were partially offset by increases in (i) energy costs of $6,000; and (ii) incentive management fees of $4,000.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $132,000 or 18.7%, to $838,000 in the 2024 period compared to the 2023 period, which was primarily due to higher property insurance costs of $158,000 and higher miscellaneous tax expense of $12,000, partially offset by lower property taxes of $38,000.
Depreciation and Amortization. Depreciation and amortization increased $571,000 or 21.1%, to $3.3 million in the 2024 period compared to the 2023 period as a result of higher fixed asset balances in the 2024 period.
Advisory Services Fee. Advisory services fee was $838,000 in the 2024 period that was comprised of base advisory fee of $353,000, reimbursable expenses of $152,000 and a performance participation fee of $333,000. In the 2023 period, advisory services fee consisted of an allocated advisory services fee of $392,000 from Ashford Trust.
Corporate, General and Administrative. Corporate, general and administrative expense of $1.2 million in the 2024 period consisted of legal, accounting and other professional fees of $799,000, corporate expenses of $226,000, miscellaneous expenses of $65,000 and equity based compensation of $66,000. In the 2023 period, corporate, general and administrative expense of $147,000 was comprised of allocated expenses from Ashford Trust.
Interest Income. Interest income was $68,000 in the 2024 period.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $970,000 or 79.5% to $2.2 million in the 2024 period compared to the 2023 period, due primarily to a higher stated interest rate on current mortgage loans compared to the stated interest rates on the mortgage loans that were refinanced, partially offset by a lower principal balance. On November 16, 2023, Ashford Trust refinanced the $6.2 million mortgage loan secured by the Residence Inn Manchester, the $9.1 million mortgage loan secured by the Residence Inn Jacksonville, and the $21.9 million mortgage loan secured by the Hampton Inn Buford and the SpringHill Suites Buford. The new mortgage loan totaled $30.2 million.

Income Tax (Expense) Benefit. Income tax expense decreased from $349,000 in the 2023 period to $0 in the 2024 period. This decrease was primarily due to a decrease in the profitability of the Stirling TRS entities in the 2024 period compared to the profitability of the Ashford TRS entities as it relates to the Initial Portfolio in the 2023 period.
Liquidity and Capital Resources
Liquidity
We believe that Stirling OP has sufficient liquidity to operate its business. Stirling OP’s cash and cash equivalents as of September 30, 2024 was approximately $4.1 million. In addition to Stirling OP’s immediate liquidity, we expect to obtain incremental liquidity through the sale of our common shares in our ongoing private offering. In addition, Stirling OP may incur indebtedness secured by its real estate investments, borrow money through unsecured financings, or incur other forms of indebtedness. Stirling OP may also generate incremental liquidity through the sale of real estate.
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
Capital Resources
As of November 11, 2024, Stirling OP’s indebtedness included a single mortgage loan secured by all four of its hotel properties, which carries a fixed interest rate of 8.51% and matures in December 2028.
In December 2023, the Company commenced the offering of its Class I shares through a continuous private offering. On February 13, 2024, we commenced issuing Class D, Class S, and Class T shares in the offering. As of November 11, 2024, we have sold approximately 3,851 Class I common shares, 19 Class D common shares, 19 Class S common shares and 19 Class T common shares in the ongoing private offering.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to our consolidated statements of cash flows, which includes changes in balance sheet items, were $540,000 and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively. Cash flows provided by (used in) operations were impacted by changes in hotel operations as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2024, net cash flows used in investing activities were $4.6 million, which consisted of $4.6 million for capital improvements made to various hotel properties.

For the nine months ended September 30, 2023, net cash flows used in investing activities were $3.9 million, which consisted of $3.9 million for capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2024, net cash flows provided by financing activities were $33,000, which consisted of proceeds of $37,000 from the issuance of common units, partially offset by $4,000 of distributions paid.
For the nine months ended September 30, 2023, net cash flows provided by financing activities were $2.7 million. Cash inflows consisted of $3.2 million of contributions from parent, partially offset by cash outflows of $533,000 for repayments of indebtedness.
Distributions
We intend to declare monthly distributions as authorized by our board of directors (or a committee of the board of directors) and to pay such distributions on a monthly basis. Our first such distribution was declared for our holders of record as of December 31, 2023 in an amount equal to $0.1042 per share/unit, less certain expenses. Subsequent monthly distributions were declared for our holders of record as of each month through October 31, 2024, each in an amount equal to $0.1042 per share/unit less certain expenses. Our distribution policy is set by our board of directors and is subject to change based on available cash flows and other factors. We cannot guarantee the amount of distributions that will be paid, if any. In connection with a distribution to our stockholders/unitholders, our board of directors approves a monthly distribution for a certain dollar amount per share for each class of our common stock/units. Share repurchases under our share repurchase plan will be effectuated as of the opening of the last business day of each month and we expect to declare monthly distributions with a record date as of the close of business of the last calendar day of each month. You will not be entitled to receive a distribution on any of your shares that are repurchased prior to the applicable record date for such distribution.
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
The following table presents information with respect to Stirling OP’s distributions declared and cash flow provided by (used in) provided by operating activities during the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Distributions
Payable in cash	$1,433	$3,779
Reinvested in common units pursuant to distributions reinvestment plan (“DRIP”)	453,971	1,345,912
Total distributions (1)	$455,404	$1,349,691

Sources of distributions
Cash flows from operating activities	$1,433	$3,779
Offering proceeds from issuance of common units, including pursuant to DRIP	453,971	1,345,912
Total sources of distributions	$455,404	$1,349,691

Net cash provided by (used in) provided by operating activities (2)	$207,000	$540,000
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
For the three and nine months ended September 30, 2024, distributions declared by Stirling OP were $455,404 and $1,349,691, respectively, including distributions to the general partner for distribution to common stockholders of $448 and $720, respectively. For the three and nine months ended September 30, 2024, Stirling OP paid aggregate distributions of

$453,586 and $1,344,095, respectively, including distributions to the general partner for distribution to common stockholders of $446 and $570, respectively. For the three and nine months ended September 30, 2024, Stirling OP’s net loss was $1.2 million and $4.2 million, respectively.
NAV and NAV Per Share Calculation
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV in the following table includes the NAV of our outstanding common stock as of September 30, 2024 as well as the partnership interests of Stirling OP held by parties other than us. The following table sets forth the components of our NAV as of September 30, 2024 (amounts in thousands, except per share/unit data):

Components of NAV (1)
Investments in real properties	$64,400
Cash and cash equivalents	4,294
Restricted cash	1,958
Other assets	1,168
Mortgage notes, term loans, and revolving credit facilities, net	(31,630)
Other liabilities	(1,801)
Management fee payable	(73)
Non-controlling interests in joint ventures	—
Net asset value	$38,316
Number of outstanding shares/units	1,463
NAV per share/unit	$26.1964
_____________
(1) Due to the nature of hotel operations, we expect that the most recent property-level financial information available for use in calculating our NAV will be as of the end of the month prior to the NAV unless otherwise adjusted by the Advisor for material changes.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2024 ($ and shares in thousands, expect per share/unit data):

	Class D Shares	Class S Shares	Class T Shares	Class I Shares	Third Party Operating Partnership Units (1)	Total
As of September 30, 2024
Net Asset Value	$1	$1	$1	$36	$38,277	$38,316
Number of outstanding shares/units	—	—	—	1	1,462	1,463
NAV per share/unit	$26.0929	$26.1442	$26.1442	$26.1933	$26.1964	$26.1964
_____________
(1)    Includes the partnership interest of Stirling OP held by the Special Limited Partner, if any.
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2024 valuations:

	Discount Rate	Exit Capitalization Rate
Hotel properties	10.87%	8.62%
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

Sensitivities	Change	Asset Values
Discount rate	0.25% decrease	$65,400
	0.25% increase	$63,400
Exit capitalization rate	0.25% decrease	$65,300
	0.25% increase	$63,600

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
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.
ITEM 1A.RISK FACTORS
The Registrant has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company is undertaking a continuous private offering to accredited investors, pursuant to which it is offering for sale up to $1,000,000,000 in shares of common stock consisting of up to $900,000,000 in shares in the primary offering and up to $100,000,000 in shares pursuant to the distribution reinvestment plan. The offering is being made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. In December 2023, the Company commenced the offering of Class I shares, and on February 13, 2024, the Company commenced the offering of Class D, Class S, and Class T shares. During the three months ended September 30, 2024, the Company issued the following:

Three Months Ended September 30, 2024
Class I shares issued	—
Class I gross proceeds	$—
Class D shares issued	—
Class D gross proceeds	$—
Class S shares issued	—
Class S gross proceeds	$—
Class T shares issued	—
Class T gross proceeds	$—

No upfront selling commissions or dealer manager fees were paid with respect to the sale of the Class I, D, S and T shares.
During the three months ended September 30, 2024, the Company did not receive any repurchase requests.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Amendment No. 1 to the Advisory Agreement
The Company, Stirling OP, Stirling TRS and the Advisor are parties to an Advisory Agreement, dated December 6, 2023 (the “Advisory Agreement”).
On November 7, 2024, the parties to the Advisory Agreement entered into Amendment No. 1 (the “Amendment”) to the Advisory Agreement. Pursuant to the Amendment, (i) the date prior to which Advisor will pay for all Organization and Offering Expenses (as defined in the Advisory Agreement) is changed from December 31, 2024 to December 31, 2025, and (ii) the repayment period for the Organization and Offering Expenses, as well as for certain other costs and expenses of the Company, is changed from 60 equal monthly installments starting January 2025 to 120 equal monthly installments starting January 2026.
The foregoing description of the Amendment contained in this Item 5 does not purport to be complete and is subject to and qualified in its entirety by the full text of the Amendment and the Advisory Agreement, copies of which are attached hereto as Exhibit 10.2.1 and 10.2, respectively, and incorporated herein by reference.
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

Index to Financial Statements

Stirling REIT OP, LP and Subsidiaries
Unaudited Consolidated and Combined Consolidated Financial Statements
Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	30
Consolidated and Combined Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	31
Consolidated and Combined Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023	32
Consolidated and Combined Consolidated Statements of Partners' Capital/Parent Net Investment for the Three and Nine Months Ended September 30, 2024 and 2023	33
Consolidated and Combined Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	34
Notes to Consolidated and Combined Consolidated Financial Statements	35

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2024	December 31, 2023
ASSETS
Investments in hotel properties, net	$36,777	$35,580
Cash and cash equivalents	4,110	2,363
Restricted cash	2,204	7,957
Accounts receivable, net of allowance of $1 and $1, respectively	414	271
Inventories	5	5
Deferred costs, net	93	125
Prepaid expenses	424	111
Other assets	2,384	1,433
Total assets	$46,411	$47,845
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness, net	$28,519	$28,285
Accounts payable and accrued expenses	2,227	1,436
Accrued interest payable	214	221
Distributions payable	152	147
Due to Ashford Inc., net	4,815	2,447
Due to Ashford Trust, net	63	683
Due to related parties, net	60	123
Due to third-party hotel manager	25	110
Total liabilities	36,075	33,452
Commitments and contingencies (note 8)
Partners’ capital
General Partner	—	—
Limited Partners	10,336	14,393
Total partners’ capital	10,336	14,393
Total liabilities and partners’ capital	$46,411	$47,845
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE
Rooms	$4,223	$4,274	$11,892	$12,630
Other hotel revenue	62	79	186	203
Total hotel revenue	4,285	4,353	12,078	12,833
EXPENSES
Hotel operating expenses:
Rooms	988	1,044	2,902	2,959
Other expenses	1,579	1,492	4,549	4,656
Management fees	189	186	547	544
Total hotel expenses	2,756	2,722	7,998	8,159
Property taxes, insurance and other	317	260	838	706
Depreciation and amortization	1,158	879	3,277	2,706
Advisory services fee	296	113	838	392
Corporate, general and administrative	286	64	1,156	147
Total operating expenses	4,813	4,038	14,107	12,110
OPERATING INCOME (LOSS)	(528)	315	(2,029)	723
Interest income	28	—	68	—
Interest expense and amortization of loan costs	(737)	(410)	(2,190)	(1,220)
INCOME (LOSS) BEFORE INCOME TAXES	(1,237)	(95)	(4,151)	(497)
Income tax (expense) benefit	—	(92)	—	(349)
NET INCOME (LOSS)	$(1,237)	$(187)	$(4,151)	$(846)
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(1,237)	$(187)	$(4,151)	$(846)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(1,237)	$(187)	$(4,151)	$(846)
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF
PARTNERS’ CAPITAL/PARENT NET INVESTMENT
(unaudited, in thousands)

	General Partner	Limited Partners	Total
Balance at June 30, 2024	$—	$11,550	$11,550
Distributions declared	—	(455)	(455)
Equity-based compensation	—	26	26
Issuance of common units	—	452	452
Net income (loss)	—	(1,237)	(1,237)
Balance at September 30, 2024	$—	$10,336	$10,336

	General Partner	Limited Partners	Total
Balance at December 31, 2023	$—	$14,393	$14,393
Distributions declared	—	(1,349)	(1,349)
Equity-based compensation	—	66	66
Issuance of common units	—	1,377	1,377
Net income (loss)	—	(4,151)	(4,151)
Balance at September 30, 2024	$—	$10,336	$10,336

Parent Net Investment
Balance at June 30, 2023	$4,738
Distributions to parent, net	136
Net income (loss)	(187)
Balance at September 30, 2023	$4,687

Parent Net Investment
Balance at December 31, 2022	$2,344
Contributions from parent, net	3,189
Net income (loss)	(846)
Balance at September 30, 2023	$4,687
See notes to Consolidated and Combined Consolidated Financial Statements

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(4,151)	$(846)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,277	2,706
Bad debt expense	46	35
Amortization of loan costs and capitalized default interest	234	(59)
Equity-based compensation	66	—
Changes in operating assets and liabilities:
Accounts receivable and inventories	(189)	(91)
Prepaid expenses and other assets	(1,264)	(45)
Accounts payable and accrued expenses	1,010	562
Due to/from related parties	(123)	(16)
Due to third-party hotel manager	(85)	38
Due to Ashford Trust, net	(620)	—
Due to Ashford Inc., net	2,339	8
Net cash provided by (used in) operating activities	540	2,292
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(4,579)	(3,868)
Net cash provided by (used in) investing activities	(4,579)	(3,868)
Cash Flows from Financing Activities
Repayments of indebtedness	—	(533)
Payments for distributions	(4)	—
Proceeds from issuance of common units	37	—
Contributions from/(distributions to) parent	—	3,189
Net cash provided by (used in) financing activities	33	2,656
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,006)	1,080
Cash, cash equivalents and restricted cash at beginning of period	10,320	2,229
Cash, cash equivalents and restricted cash at end of period	$6,314	$3,309

Supplemental Cash Flow Information
Interest paid	$1,963	$1,212
Income taxes paid (refunded)	37	353
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$546	$148
Distributions declared but not paid	152	—
Non-cash distributions	1,341	—
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$2,363	$997
Restricted cash at beginning of period	7,957	1,232
Cash, cash equivalents and restricted cash at beginning of period	$10,320	$2,229

Cash and cash equivalents at end of period	$4,110	$1,628
Restricted cash at end of period	2,204	1,681
Cash, cash equivalents and restricted cash at end of period	$6,314	$3,309
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
For periods subsequent to December 6, 2023, the accompanying consolidated financial statements include the accounts of certain wholly owned subsidiaries of Stirling OP that own and operate four hotels in three states, which are all wholly owned hotel properties as of September 30, 2024. These hotels represent 405 rooms. As of September 30, 2024, the four hotel properties were leased by Stirling OP’s indirect wholly owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from the TRS is eliminated in combination and/or consolidation. Stirling OP does not operate any of its hotel properties directly; instead Stirling OP employs hotel management companies to operate them for Stirling OP under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford, manages three of Stirling OP’s four operating hotel properties and Crossroads Hospitality Management Company (“Crossroads”) manages the remaining hotel property.
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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Recently Issued Accounting Standards—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. As of September 30, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of September 30, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses that requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the statement of operations. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this ASU will have on our disclosures.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended September 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$1,958	$35	$1,993
Hartford, CT area	1	1,193	14	1,207
Jacksonville, FL area	1	1,072	13	1,085
Total	4	$4,223	$62	$4,285

	Three Months Ended September 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$2,024	$29	$2,053
Hartford, CT area	1	1,248	28	1,276
Jacksonville, FL area	1	1,002	22	1,024
Total	4	$4,274	$79	$4,353

	Nine Months Ended September 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$5,642	$97	$5,739
Hartford, CT area	1	2,944	41	2,985
Jacksonville, FL area	1	3,306	48	3,354
Total	4	$11,892	$186	$12,078

	Nine Months Ended September 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$5,894	$84	$5,978
Hartford, CT area	1	3,370	54	3,424
Jacksonville, FL area	1	3,366	65	3,431
Total	4	$12,630	$203	$12,833
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$5,760	$5,760
Buildings and improvements	48,022	45,764
Furniture, fixtures and equipment	9,646	5,725
Construction in progress	1,210	3,057
Total cost	64,638	60,306
Accumulated depreciation	(27,861)	(24,726)
Investments in hotel properties, net	$36,777	$35,580
For the nine months ended September 30, 2024 and 2023, no impairment charges were recorded.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Indebtedness, net
Indebtedness consisted of the following (in thousands):

					September 30, 2024	December 31, 2023
Indebtedness	Collateral		Maturity	Interest Rate	Debt Balance	Debt Balance
Mortgage loan	4	hotels	December 2028	8.51%	$30,200	$30,200
					30,200	30,200
Deferred loan costs, net					(1,681)	(1,915)
Indebtedness, net					$28,519	$28,285
The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Presently, our existing covenants are non-recourse. As of September 30, 2024, we were in compliance with all covenants related to our mortgage loan.
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

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets not measured at fair value:
Cash and cash equivalents	$4,110	$4,110	$2,363	$2,363
Restricted cash	2,204	2,204	7,957	7,957
Accounts receivable, net	414	414	271	271

Financial liabilities not measured at fair value:
Indebtedness	$30,200	$31,630	$30,200	$28,476
Accounts payable and accrued expenses	2,227	2,227	1,436	1,436
Distributions payable	152	152	147	147
Due to Ashford Inc., net	4,815	4,815	2,447	2,447
Due to Ashford Trust, net	63	63	683	683
Due to related parties, net	60	60	123	123
Due to third-party hotel manager	25	25	110	110
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have original maturities of less than 90 days. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, due to related parties, net, accounts payable and accrued expenses, due to Ashford Inc., net due to Ashford Trust, net and due to third-party hotel manager. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 104.7% of the face value of $30.2 million at September 30, 2024 and approximately 94.3% of the face value of $30.2 million at December 31, 2023. These fair value estimates are considered a Level 2 valuation technique.

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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Advisory services fee
Base advisory fee	$123	$353
Reimbursable expenses (1)	62	152
Performance participation fee	111	333
Total advisory services fee	$296	$838
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
The following table summarizes the amount of allocated advisory services fees (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Advisory services fee
Base advisory fee	$88	$273
Reimbursable expenses (1)	25	94
Equity-based compensation (2)	—	25
Total advisory services fee	$113	$392
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
Hotel Management Services
At September 30, 2024, Remington Hospitality managed three of our four hotel properties.
Master Hotel Management Agreement—The Company, through Stirling TRS, entered into a master hotel management agreement (the “Master Hotel Management Agreement”) with Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a wholly owned subsidiary of Ashford, to provide hotel and restaurant management services for certain of the Company’s hotels. For providing these services, Remington Hospitality will receive a monthly base fee on assets managed that is equal to the greater of (i) $17,320 (to be increased annually based on any increases in CPI over the preceding annual period) or (ii) 3% of a property’s gross revenues. Remington Hospitality may also earn an incentive management fee that is equal to the lesser of (i) 1% of a hotel’s gross revenues for each fiscal year and (ii) the amount by which the actual house profit exceeds the budgeted house profit determined on a property-by-property basis.
As of September 30, 2024 and December 31, 2023, we had a payable to Remington Hospitality of $60,000 and $123,000, included in “due to related parties, net, which was primarily related to hotel management fees.
As of September 30, 2024 and December 31, 2023, we had payable to Ashford Trust of approximately $63,000 and $683,000, respectively, related to various costs, which were paid on our behalf by Ashford Trust.
8. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements existing at September 30, 2024, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% of gross revenues for capital improvements. From time to time, we may work with our property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements existing at September 30, 2024, we pay franchisor royalty fees between 4% and 6% of gross rooms revenue. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 3% and 4% of gross rooms revenue. These franchise agreements expire on varying dates between 2025 and 2035. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2024	2023	2024	2023
Other hotel expenses	$399	$388	$1,145	$1,178
Management Fees—Under hotel management agreements for our hotel properties existing at September 30, 2024, we pay monthly hotel management fees equal to the greater of approximately $17,320 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 3% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2026 through 2031, with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
9. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics. As of September 30, 2024 and December 31, 2023, all of our hotel properties were located domestically.
10. Equity and Equity-Based Compensation
Declaration of Distributions—The following table details the aggregate distributions declared per unit for each applicable unit class for the three months ended September 30, 2024:

	Gross Distributions	Distribution Fee	Net Distributions
Class D units	$0.3126	$0.0162	$0.2964
Class I units	0.3126	—	0.3126
Class S units	0.3126	0.0550	0.2576
Class T units	0.3126	0.0550	0.2576
Class E units	0.3126	—	0.3126
The following table details the aggregate distributions declared per share for each applicable unit class for the nine months ended September 30, 2024:

	Gross Distributions	Distribution Fee	Net Distributions
Class D units	$0.4168	$0.0216	$0.3952
Class I units	0.9378	—	0.9378
Class S units	0.4168	0.0733	0.3435
Class T units	0.4168	0.0733	0.3435
Class E units	0.9378	—	0.9378
Equity-based Compensation—We incur equity-based compensation expense in connection with equity grants made to certain of our independent directors, which vests over a period of one year.
In February 2024, approximately 4,200 LTIP units were issued to independent directors with a fair value of approximately $105,000, which will vest over a period of one year.
Unit Issuances—The following tables present sales of all classes of the Company’s common units:

Three Months Ended September 30, 2024
	Class D		Class I		Class S		Class T		Total
	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds
Issuance of common units (1)	—	$—	—	$—	—	$—	—	$—	—	$—

	Nine Months Ended September 30, 2024
	Class D		Class I		Class S		Class T		Total
	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds
Issuance of common units (1)	19	$500	1,370	$35,000	19	$500	19	$500	1,427	$36,500
__________________
(1) Exclusive of shares issued under the DRIP.
11. Subsequent Events
On October 23, 2024, the Stirling Inc. board of directors declared a distribution for the month of October of $0.1042 per unit/share, less certain expenses for outstanding Stirling OP unitholders and common stockholders of Stirling Inc. of record as of the close of business on October 31, 2024, to be paid on November 15, 2024.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On November 1, 2024, Stirling Inc. issued approximately 2,481 shares of Class I common stock for gross proceeds of $65,000, based on the net asset value per share of the Class I common shares as of September 30, 2024, the proceeds of which were contributed to Stirling OP and, in exchange, Stirling OP issued approximately 2,481 Class I common units to Stirling Inc.
On November 7, 2024, the parties to the Advisory Agreement entered into Amendment No. 1 thereto (the “Advisory Agreement Amendment”). Pursuant to the Advisory Agreement Amendment, (i) the date prior to which Advisor will pay for all Organization and Offering Expenses (as defined in the Advisory Agreement) is changed from December 31, 2024 to December 31, 2025, and (ii) the repayment period for the Organization and Offering Expenses, as well as for certain other costs and expenses of the Company, is changed from 60 equal monthly installments starting January 2025 to 120 equal monthly installments starting January 2026.
Subsequent events for the reporting period ended September 30, 2024, were evaluated through November 13, 2024, the date the consolidated financial statements were available for issuance and there were no additional events to accrue or disclose.

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
3.1.2
Articles of Amendment and Restatement of the Registrant, effective as of December 4, 2023, as amended by Articles of Amendment adopted July 31, 2024, incorporated by reference to Exhibit 3.1.2 on Form 10-Q (No. 000- 56623) filed August 13, 2024

3.2	Amended and Restated Bylaws of the Registrant, dated of as December 6, 2023, incorporated by reference to Exhibit 3.2 on Form 10 (No. 000-56623) filed December 15, 2023
10.1	Amended and Restated Dealer Manager Agreement, effective July 30, 2024, incorporated by reference to Exhibit 10.1 on Form 8-K filed August 1, 2024 (No. 000-56623).
10.2
Advisory Agreement by and among the Registrant, Stirling REIT OP, LP, Stirling TRS Corporation and Stirling REIT Advisors, LLC, dated as of December 6, 2023, incorporated by reference to Exhibit 10.1 on Form 8-K (No. 001-36400) filed December 6, 2023

10.2.1*	Amendment No. 1 to Advisory Agreement, dated as of November 7, 2024, by and among Stirling Hotels & Resorts, Inc., Stirling REIT OP, LP, Stirling TRS Corporation and Stirling REIT Advisors, LLC
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statement of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

STIRLING HOTELS & RESORTS, INC.

Date:	November 13, 2024	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 13, 2024	By:	/s/ STEPHEN ZSIGRAY
Stephen Zsigray
Chief Financial Officer