Form 10-K
period 2024-12-31
Stirling Hotels & Resorts, Inc.
filed 2025-03-27
CIK 2003881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Class S Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No.
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
As of March 25, 2025, the registrant had the following shares outstanding: 20 shares of Class D common stock, 0 shares of Class E common stock, 6,962 shares of Class I common stock, 20 shares of Class S common stock and 20 shares of Class T common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2025 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

STIRLING HOTELS & RESORTS, INC.
YEAR ENDED DECEMBER 31, 2024

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

•We have no employees and are dependent on Stirling REIT Advisors, LLC (the “Advisor”) to conduct our operations. Our Advisor will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us, Ashford Hospitality Trust, Inc., a publicly traded REIT on the NYSE (NYSE: AHT) (“Ashford Trust”), Braemar Hotels & Resorts Inc., a publicly traded REIT on the NYSE (NYSE: BHR) (“Braemar”), Texas Strategic Growth Fund, L.P. and any additional future programs that invest in real estate focused in the hospitality sector (collectively, “Other Ashford Accounts”), the allocation of time of its investment professionals and the level of fees that we will pay to our Advisor.
•If we are not able to raise a substantial amount of capital in the near term, our ability to achieve our investment objectives could be adversely affected.
•In order to qualify as a real estate investment trust (“REIT”), we cannot directly operate our hotel properties, and our returns will depend on the management of our hotel properties by our property managers, one of whom is also an affiliate of Ashford Inc., our sponsor and the owner of the Advisor (together with its affiliates, “Ashford”).
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

PART I
Item 1.    Business
The Company
Stirling Hotels & Resorts, Inc. (“Stirling Inc.”) is a Maryland corporation formed on September 1, 2023, primarily to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts across all chain scales primarily located in the United States and operated under widely recognized brands licensed from hotel franchisors such as Marriott, Hilton, Hyatt, and Intercontinental Hotel Group. To a lesser extent, we may also invest in real estate debt secured by hotels and resorts and develop hotels and resorts. Where applicable in this Annual Report on Form 10-K, Stirling Hotels & Resorts, Inc. is referred to as the “REIT” and, together with its consolidated subsidiaries as the “Company,” “we” or “us”. We are externally managed by our Advisor, a Delaware limited liability company. Our Advisor is an affiliate of Ashford.
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
The Company determined the acquisition of the Initial Portfolio resulted in Ashford Trust becoming the primary beneficiary of Stirling OP in contemplation of: 1) the related party group comprised of (i) Ashford Trust and (ii) the initial stockholder who has control over election or removal of the board of directors of Stirling Inc. that have power to direct the most significant activities of Stirling OP; and 2) the consideration that substantially all the economics are held by Ashford Trust through its equity interest, and substantially all of the activities are performed on Ashford Trust’s behalf. As a result, Ashford Trust began consolidating Stirling OP on December 6, 2023. As of December 31, 2024 Stirling OP is consolidated by Ashford Trust.
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
We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2025. Our principal executive offices are located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254, and the telephone number of our principal executive offices is (972) 490-9600.
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

Ownership Structure
We plan to own all or substantially all of our assets through Stirling OP. We are the sole member of the sole general partner of the Stirling OP. As of March 25, 2025, we do not own a significant economic interest in Stirling OP or the underlying hotel properties. As we raise proceeds in the private offering, we will contribute additional capital to Stirling OP in exchange for additional economic interests in Stirling OP. Because we will hold all of our assets through Stirling OP, to the extent we issue additional units of Stirling OP, our stockholders’ percentage ownership interest in our assets will be diluted. Stirling REIT Special Limited Partner LLC (the “Special Limited Partner”), a Delaware limited partnership and an affiliate of Ashford, owns a special limited partner interest in the Operating Partnership.
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
Industry Segments
Our current business consists of acquiring, managing, investing in and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment. A discussion of our operating segment is incorporated by reference from note 8 to our consolidated financial statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.
Initial Portfolio
Stirling OP’s portfolio consists of four consolidated hotel properties that were acquired from Ashford Trust and its affiliates on December 6, 2023. Currently all of the hotel properties are located in the United States. Three of the four hotels operate under brands affiliated with Marriott International, Inc. (“Marriott”) and the remaining hotel operates under a brand affiliated with Hilton Worldwide, Inc. (“Hilton”).
Hampton Inn Buford Mall of Georgia, Buford, Georgia
The hotel is located less than one mile from the I-85/I-985 split and a short walk from shopping and dining at the Southeast’s biggest mall, Mall of Georgia. Cardinal Health, Global Industrial, and Displayit are within five miles. It is also seven miles from Georgia Gwinnett College and ten miles from the Gas South District.
Additional property highlights include approximately 350 square feet of meeting space, a fitness center, outdoor pool, and business center.

Competition. Competitor hotels include the Home2 Suites by Hilton Buford Mall of Georgia, Courtyard by Marriott Atlanta Mall of Georgia, Fairfield Inn & Suites by Marriott Atlanta Buford/Mall of Georgia and SpringHill Suites Buford Mall of Georgia.
Operating History. The following table shows certain historical information regarding Hampton Inn Buford Mall of Georgia hotel since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	92	92	92
Occupancy	79.3%	84.1%	80.4%
ADR	$144.44	$152.46	$139.15
RevPAR	$114.48	$128.29	$111.92
SpringHill Suites Buford Mall of Georgia, Buford, Georgia
The hotel is a newly renovated all-suite hotel across the street from the Southeast’s biggest mall, the Mall of Georgia. It is located in the heart of the I-85 corridor business district, within a mile of Coolray Field and a short drive to the Gas South District, Suwanee Sports Academy, Lake Lanier, Chateau Elan Winery, Georgia Gwinnett College, and Gwinnett Technical College.
Additional property highlights include approximately 340 square feet of meeting space, a fitness center, outdoor pool, and business center.
Competition. Competitor hotels include the Home2 Suites by Hilton Buford Mall of Georgia, Courtyard by Marriott Atlanta Mall of Georgia, Fairfield Inn & Suites by Marriott Atlanta Buford/Mall of Georgia and our own Hampton Inn Buford Mall of Georgia.
Operating History. The following table shows certain historical information regarding SpringHill Suites Buford Mall of Georgia hotel since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	97	97	97
Occupancy	76.3%	73.0%	71.6%
ADR	$137.23	$139.07	$123.38
RevPAR	$104.77	$101.56	$88.28
Residence Inn Hartford, Manchester, Connecticut
The hotel is situated amongst an abundance of shopping, dining and entertainment options, including the Shoppes at Buckland Hills and The Promenade Shoppes at Evergreen Walk. It is also near The Hartford, Aetna, Pratt & Whitney, and Raytheon in East Hartford, and downtown Hartford is ten miles southwest.
Additional property highlights include apartment-style suites with full kitchens, a fitness center, outdoor pool, and business center.
Competition. Competitor hotels include the Hampton Inn & Suites Hartford-Manchester, Courtyard by Marriott Hartford Manchester, Fairfield Inn & Suites by Marriott Hartford Manchester and Homewood Suites by Hilton Hartford Manchester.

Operating History. The following table shows certain historical information regarding Residence Inn Hartford hotel since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	96	96	96
Occupancy	73.8%	78.5%	83.9%
ADR	$155.88	$160.88	$145.74
RevPAR	$115.03	$126.34	$122.30
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
Operating History. The following table shows certain historical information regarding Residence Inn Jacksonville hotel since 2022:

	Year Ended December 31,
	2024	2023	2022
Rooms	120	120	120
Occupancy	74.6%	68.1%	78.3%
ADR	$137.09	$132.09	$131.61
RevPAR	$102.29	$89.89	$103.09
For additional information regarding our investment portfolio, see Item 2, “Properties.”
Ashford
Ashford is the ultimate parent of our Advisor. Ashford is an alternative asset management company with a portfolio of strategic operating businesses that provides products and services primarily to clients in the real estate and hospitality industries. Ashford is led by a seasoned team of senior executives, each of whom has extensive experience in real estate investment and operations and who collectively have over 100 years of real estate investment and operations experience. During the past 40 years, Ashford has invested in and managed properties through multiple economic cycles and developed deep industry relationships. Ashford became a public company in November 2014. Ashford Inc. has filed a Rule 13e-3 Transaction Statement on Schedule 13E-3 and, on July 29, 2024, effected a reverse and forward stock split as part of a plan to deregister Ashford Inc.’s common stock under the Exchange Act and delist its common stock from the NYSE American LLC (the “NYSE American”). The last day of trading of Ashford Inc. common stock on the NYSE American was July 26, 2024.
Pursuant to the advisory agreement between us and our Advisor (the “Advisory Agreement”), our Advisor is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We expect that Ashford will also provide other products and services to us or our hotel properties through certain entities in which Ashford has an ownership interest. These products and services include, but are not limited to, hotel and restaurant management services; project management, architecture, construction, development, interior design and loss prevention services; debt placement and related services; audio visual, event production, venue, creative and digital services; real estate advisory and brokerage services; insurance services; air purification and hypoallergenic products and services; broker-dealer and distribution services; resort, ecotourism and destination services; and digital keyless entry technology products and services and cash management services.

ACCESS TO REPORTS AND OTHER INFORMATION
A description of any substantive amendment or waiver of our Code of Business Conduct and Ethics will be disclosed on Form 8-K filed with the SEC at www.sec.gov. We do not have a website. Our Registration Statement on Form 10, Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished with the SEC will be available free of charge at www.sec.gov or by requesting copies from the Company. Requests for copies from the Company should be sent in writing to 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
Item 1A.Risk Factors
The Registrant has omitted a discussion of risk factors because as a smaller reporting company, it is not required to provide such information.
Item 1B.Unresolved Staff Comments
Not applicable.
Item 1C.Cybersecurity
Risk Management and Strategy. The Company relies on Ashford Inc. and the Company’s managers to protect the electronic assets of the Company. Their programs consist of various processes designed to ensure that the Company and its electronic assets are shielded from cyber events that may compromise the Company’s ability to successfully execute its business on a day-to-day basis. These processes cover areas such as, but not limited to, risk management, access control, anti-virus management, electronic communication, risk/security reporting, incident response planning and business continuity planning. The information technology department of Remington Lodging & Hospitality, LLC (“Remington Hospitality”) (“IT Department”), which includes a cybersecurity department (“IT Security Department”), is responsible for implementing processes and coordinating with the Human Resources Department to align training and onboarding efforts of Ashford Inc. and Remington Hospitality employees handling the Company’s electronic assets.
Remington Hospitality’s IT Security Department carries out risk management primarily by outsourcing risks to those companies and agencies that specialize in handling such risks and that have the appropriate resources to do so. Additionally, Remington Hospitality’s IT Department assesses and improves the Company’s cybersecurity risk management processes on an annual basis by: (i) engaging consultants to complete a benchmarking evaluation to compare its cybersecurity posture against peers; and (ii) engaging a cybersecurity risk readiness and response company to conduct vulnerability and penetration testing, which produces a report that specifies any possible risk area and devices. Such report is presented to the IT Department for analysis and for the purpose of developing subsequent action plans to remediate any vulnerabilities. As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial conditions, except as otherwise noted.
Governance. Management, provided by Ashford Inc. is ultimately responsible for assessing and managing the Company’s cybersecurity risk. The information security program is overseen by the Chief Financial Officer of Ashford Inc. and the Chief Technology Officer for Remington Hospitality. A Cyber Incident Response Team comprised of Ashford Inc. and Remington Hospitality employees meets bi-weekly to review incidents that have occurred and/or impacted the Company’s electronic assets. The Chief Technology Officer of Remington Hospitality reviews weekly reports that contain an overview of the activity in the department, any United States Computer Emergency Readiness Team alerts processed and all findings from the preventative maintenance tools. The Chief Technology Officer provides such report to the Chief Financial Officer on a quarterly basis. The Audit Committee of the board of directors is then briefed each quarter on the occurrence of any cybersecurity incidents. The board of directors will also be provided an overview of the information security program on an annual basis, including updates on Remington Hospitality’s IT team, IT training, implementation, IT controls, cybersecurity testing, the incident response process and the cybersecurity assets of the Company.
Item 2.Properties
OFFICES. We lease our headquarters located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
HOTEL PROPERTIES. Other than our investment in Stirling OP, we had neither engaged in any operations nor generated any revenues through December 31, 2024. Our entire activity from inception through December 31, 2024 primarily consisted of investment in Stirling OP and allocation of income (loss) from Stirling OP. When we receive proceeds from the sale of shares of our common stock in our continuous private offering (described in more detail in Part II, Item 5 of this Annual

Report on Form 10-K), we will contribute such proceeds to Stirling OP and receive common units in Stirling OP that correspond to the classes of our shares of common stock sold. We account for the common units acquired in Stirling OP as an equity method investment during any period our investment in Stirling OP is not considered significant to Stirling OP and will consolidate Stirling OP at such time our investment in Stirling OP is considered significant to Stirling OP (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our offering proceeds in Stirling OP and hold no other assets other than Stirling OP common units. We therefore expect to eventually consolidate Stirling OP, and we have included the audited consolidated and combined consolidated financial statements of Stirling OP in Part IV, Item 15 of this Annual Report on Form 10-K, as we believe a discussion of the performance and results of operations of Stirling OP would be meaningful to investors as our cash flows and operating results are driven by Stirling OP, and subsequent invested capital will be significant to the Company.
As of December 31, 2024, Stirling OP’s portfolio consisted of four consolidated hotel properties that were included in its consolidated operations. Currently, all of its hotel properties are located in the United States. The following table presents certain information related to its hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2024
						Occupancy	ADR	RevPAR
Fee Simple Properties
Hampton Inn	Buford, GA	Select-service	92	100	92	79.3%	$144.44	$114.48
SpringHill Suites by Marriott	Buford, GA	Select-service	97	100	97	76.3%	$137.23	$104.77
Marriott Residence Inn	Manchester, CT	Select-service	96	100	96	73.8%	$155.88	$115.03
Marriott Residence Inn	Jacksonville, FL	Select-service	120	100	120	74.6%	$137.09	$102.29
Total			405		405	75.9%	$143.20	$108.67
Item 3.Legal Proceedings
From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.
Item 4.Mine Safety Disclosures
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
General
Our board of directors, including each of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by our Advisor and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Our board of directors will review our valuation guidelines and methodologies with our Advisor and our independent valuation advisor at least annually. From time to time, our board of directors, including a majority of our independent directors, may adopt changes to the valuation guidelines if it determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or if it otherwise believes a change is appropriate for the determination of NAV.

The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. Although we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. For purposes of calculating our NAV, neither the organization and offering expenses, nor the general and administrative expenses advanced or paid by our Advisor through December 31, 2025 will be recognized as expenses or as a component of equity and reflected in our NAV until we pay our Advisor for these costs. In the future, our Advisor may defer payment of fees or reimbursement of additional expenses and any such amounts would not be recognized as expenses or as a component of equity and reflected in our NAV until we pay our Advisor for these costs.
Our Independent Valuation Advisor
With the approval of our board of directors, including each of our independent directors, we have engaged Altus Group U.S. Inc. to serve as our independent valuation advisor with respect to our real properties, our real estate debt investments, and our debt liabilities. With respect to our real properties, each month our independent valuation advisor will review and provide an opinion as to the reasonableness of the annual third-party appraisals prepared for 1/12th of our properties and, prepare updated appraisals for the remaining 11/12th of our properties. Altus will also value our debt-related investments and property-level debt that encumbers our real property and our entity-level debt each month and provide valuation reports to the Advisor. The Advisor, with the approval of our board of directors, including a majority of our independent directors, may engage additional independent valuation advisors in the future. The Advisor will then value our investments and liabilities monthly, based on the information provided by our independent valuation advisor, current material market data and other information deemed relevant. Our independent valuation advisor is not responsible for, and does not calculate, our NAV. The Advisor is ultimately responsible for the determination of our NAV.
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
Our NAV per share for each class of shares will be calculated by SS&C Technologies, Inc. (“SS&C”), and such calculation will be reviewed and confirmed by our Advisor. Each month our Advisor will receive (i) appraisal reports from third-party appraisal firms for approximately 1/12th of our properties that have been reviewed by our independent valuation advisor, (ii) updated appraisals prepared by our independent valuation advisor based on the annual third-party appraisals prepared by other third-party appraisal firms for the rest of our properties, and (iii) debt valuation reports prepared by our independent valuation advisor. Based in part on these appraisals and valuation reports, our Advisor will render a final valuation for our real properties and debt investments and debt liabilities in order for SS&C to calculate our NAV. The appraisals performed by independent third-party appraisal firms and reviewed by our independent valuation advisor will be one of several components considered by the Advisor in determining the value of our properties that will be used when SS&C calculates our NAV per share for each class of shares.
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
For purposes of calculating our NAV, neither the organization and offering expenses, nor the general and administrative expenses advanced or paid by our Advisor through December 31, 2025 will be recognized as expenses or as a component of equity and reflected in our NAV until we pay our Advisor for these costs. In the future, our Advisor may defer payment of fees or reimbursement of additional expenses and any such amounts would not be recognized as expenses or as a component of equity and reflected in our NAV until we pay our Advisor for these costs.
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

Generally, within 15 calendar days after the last calendar day of each month, we will determine our NAV per share for each share class as of the last calendar day of the prior month, which will generally be the transaction price for the then-current month for such share class. However, in certain circumstances, the transaction price will not be made available until a later time. We will disclose the transaction price for each month when available via our telephone line at (833) 591-3088, to a subscriber’s financial representative, and via a public filing on a Current Report on Form 8-K.
Generally, subscribers will not be provided with direct notice of the transaction price when it becomes available. Therefore, if a subscriber wishes to know the transaction price prior to a subscription being accepted he or she must contact their financial representative or reference the applicable Current Report on Form 8-K.
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
December 31, 2024 NAV Calculation
Our total NAV in the following table includes the NAV of our outstanding common stock as of December 31, 2024 as well as the partnership interests of the Operating Partnership held by parties other than us. The following table sets forth the components of our NAV as of December 31, 2024 ($ and shares in thousands, except per share/unit data):

Components of NAV
Investments in real properties	$64,400
Cash and cash equivalents	5,420
Restricted cash	1,312
Other assets	1,002
Mortgage notes, term loans, and revolving credit facilities, net	(30,812)
Other liabilities	(1,868)
Management fee payable	(94)
Non-controlling interests in joint ventures	—
Net asset value	$39,360
Number of outstanding shares/units	1,484
NAV per share/unit	$26.5293
___________
(1)     Due to the nature of hotel operations, we expect that the most recent property-level financial information available for use in calculating our NAV will be as of the end of the month prior to the NAV unless otherwise adjusted by the Advisor for material changes.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2024 ($ and shares in thousands, except per share/unit data):

	Class D Shares	Class S Shares	Class T Shares	Class I Shares	Third Party Operating Partnership Units (1)	Total
As of December 31, 2024
Net Asset Value	$1	$1	$1	$130	$39,227	$39,360
Number of outstanding shares/units	—	—	—	5	1,479	1,484
NAV per share/unit	$26.4373	$26.5279	$26.5279	$26.5252	$26.5294	$26.5293
_____________
(1)    Includes the partnership interest of Stirling OP by the Special Limited Partner, if any.
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2024 valuations:

	Discount Rate	Exit Capitalization Rate
Hotel properties	10.82%	8.76%
A change in these assumptions would impact the calculation of the value of our hotel properties. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our property values:

Sensitivities	Change	Asset Values
Discount rate	0.25% decrease	$65,500
	0.25% increase	$63,300
Exit capitalization rate	0.25% decrease	$65,200
	0.25% increase	$63,600
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
Holders
As of March 25, 2025, we had twelve holders of our Class I common stock, one holder of our Class D common stock, one holder of our Class S common stock and one holder of our Class T common stock.
Unregistered Sales of Equity Securities
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
From time-to-time the Dealer Manager may serve as the dealer manager for future public or private programs with those offerings conducted concurrently with our offering. As a result, our sponsor and the Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital.
During the three months ended December 31, 2024, the Company issued the following:

Three Months Ended December 31, 2024
Class I shares issued	3,524
Class I gross proceeds	$92,500
Class D shares issued	—
Class D gross proceeds	$—
Class S shares issued	—
Class S gross proceeds	$—
Class T shares issued	—
Class T gross proceeds	$—

No upfront selling commissions or dealer manager fees were paid with respect to the sale of the Class I, D, S and T shares.
Purchases of Equity Securities by the Issuer
During the three months ended December 31, 2024, the Company did not receive any repurchase requests.
Distributions
We intend to declare monthly distributions as authorized by our board of directors (or a committee of the board of directors) and to pay such distributions on a monthly basis. Our first such distribution was declared for our holders of record as of December 31, 2023 in an amount equal to $0.1042 per share/unit, less certain expenses. Subsequent monthly distributions were declared for our holders of record as of each month through March 31, 2025, each in an amount equal to $0.1042 per share/unit less certain expenses. Our distribution policy is set by our board of directors and is subject to change based on available cash flows and other factors. We cannot guarantee the amount of distributions that will be paid, if any. In connection with a distribution to our stockholders/unitholders, our board of directors approves a monthly distribution for a certain dollar amount per share for each class of our common stock/units. Share repurchases under our share repurchase plan will be effectuated as of the opening of the last business day of each month and we expect to declare monthly distributions with a record date as of the close of business of the last calendar day of each month. You will not be entitled to receive a distribution on any of your shares that are repurchased prior to the applicable record date for such distribution.
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
The following table presents information with respect to Stirling OP’s distributions declared and cash flow provided by (used in) operating activities during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Distributions
Payable in cash	$5,221	$—
Reinvested in common units pursuant to distributions reinvestment plan (“DRIP”)	1,805,958	146,812
Total distributions (1)	$1,811,179	$146,812

Sources of distributions
Cash flows from operating activities	$5,221	$—
Offering proceeds from issuance of common units, including pursuant to DRIP	1,805,958	146,812
Total sources of distributions	$1,811,179	$146,812

Net cash provided by (used in) operating activities (2)	$1,152,000	$3,326,000
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
For the years ended December 31, 2024 and 2023, distributions declared by Stirling OP were $1,811,179 and $146,812, respectively, including distributions to the general partner for distribution to common stockholders of $1,798 and $0, respectively. For the years ended December 31, 2024 and 2023, Stirling OP paid aggregate distributions of $1,803,396 and $0, respectively, including distributions to the general partner for distribution to common stockholders of $1,279 and $0, respectively. For the years ended December 31, 2024 and 2023, Stirling OP’s net loss was $5.4 million and $2.3 million, respectively.
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
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023 for Stirling OP. Discussions of 2023 items and year-to-year comparisons between 2023 and 2022 of the Initial Portfolio that was contributed to Stirling OP that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
Stirling Inc. was formed primarily to acquire and own a diverse portfolio of stabilized income-producing hotels and resorts across all chain scales located primarily in the United States that are operated under widely recognized brands licensed from hotel franchisors such as Marriott, Hilton, Hyatt, and Intercontinental Hotel Group, and to a lesser extent, invest in real estate debt secured by hotels and resorts and develop hotels and resorts. The Company is indirectly the sole general partner and a limited partner of Stirling OP. We are externally managed by our Advisor, an affiliate of Ashford.
The Company was formed on September 1, 2023 as a Maryland corporation and intends to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2025. Until that time, the Company will be subject to taxation at regular corporate rates under the Internal Revenue Code. If the Company qualifies for taxation as a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute substantially all of our net taxable income to shareholders and maintain our qualification as a REIT.
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
Other than our investment in Stirling OP, we had neither engaged in any operations nor generated any revenues through December 31, 2024. Our entire activity from inception through December 31, 2024 primarily consisted of investment in Stirling OP and allocation of income (loss) from Stirling OP. When we receive proceeds from the sale of shares of our common stock in our continuous private offering, we will contribute such proceeds to Stirling OP and receive common units in Stirling OP that correspond to the classes of our shares sold. On September 5, 2023 we were capitalized with an initial investment of $25 from our initial stockholder (at such time) to us, which we contributed to Stirling OP and, in exchange, we received one Class I common unit from Stirling OP. As of March 25, 2025, we have sold an additional 6,874 Class I common shares, 19 Class D common shares, 19 Class S common shares and 19 Class T common shares in the ongoing private offering, the proceeds of which we contributed to Stirling OP and, in exchange, we received an additional 6,874 Class I common units, 19 Class D common units, 19 Class S common units and 19 Class T common units from Stirling OP. We account for the common units acquired in Stirling OP as an equity method investment during any period our investment in Stirling OP is not considered significant to Stirling OP and will consolidate Stirling OP at such time our investment in Stirling OP is considered significant to Stirling OP (based on GAAP), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our offering proceeds in Stirling OP and hold no other assets other than Stirling OP common units. We therefore expect to eventually consolidate Stirling OP, and we have included the audited consolidated financial statements of Stirling OP in Part IV, Item 15 of this Annual Report on Form 10-K, as we believe a discussion of the performance and results of operations of Stirling OP would be meaningful to investors as our cash flows and operating results are driven by Stirling OP, and subsequent invested capital will be significant to the Company.
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
On December 2, 2024, the Company issued and sold an aggregate of 1,043 shares of Class I common stock for gross proceeds of $27,500, based on the net asset value per share of the Class I common stock as of October 31, 2024, the proceeds of which were contributed to Stirling OP and, in exchange, Stirling OP issued approximately 1,043 Class I common units to Stirling Inc.
On February 3, 2025, the Company issued and sold 1,885 shares of Class I common stock for gross proceeds of $50,000, based on the net asset value per share of the Class I common stock as of December 31, 2024, the proceeds of which were contributed to Stirling OP and, in exchange, Stirling OP issued 1,885 Class I common units to Stirling Inc.

Results of Operations
Since the Company has no significant assets or operations, the Company does not have any results of operations for the years ended December 31, 2024 and 2023 other than the allocation of earnings in Stirling OP. The following results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 represent the operations of Stirling OP.
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

The following table summarizes the changes in key line items from Stirling OP’s consolidated and combined consolidated statements of operations for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Revenue
Rooms	$16,109	$16,556	$(447)	(2.7)%
Other hotel revenue	264	290	(26)	(9.0)%
Total hotel revenue	16,373	16,846	(473)	(2.8)%
Expenses
Hotel operating expenses:
Rooms	3,848	3,899	51	1.3%
Other expenses	6,267	6,224	(43)	(0.7)%
Management fees	736	727	(9)	(1.2)%
Total hotel expenses	10,851	10,850	(1)	—%
Property taxes, insurance and other	1,069	960	(109)	(11.4)%
Depreciation and amortization	4,328	3,552	(776)	(21.8)%
Advisory service fee	1,126	563	(563)	(100.0)%
Corporate, general and administrative	1,537	1,041	(496)	(47.6)%
Operating income (loss)	(2,538)	(120)	(2,418)	2,015.0%
Interest income	102	3	99	3300.0%
Interest expense and amortization of loan costs	(2,929)	(1,665)	(1,264)	(75.9)%
Write-off of loan costs	—	(144)	144
Income tax benefit (expense)	8	(405)	413	102.0%
Net income (loss)	$(5,357)	$(2,331)	$(3,026)	(129.8)%
The following table illustrates the key performance indicators of the four hotel properties included in Stirling OP’s results of operations:

	Year Ended December 31,
	2024	2023
RevPAR (revenue per available room)	$108.67	$112.00
Occupancy	75.89%	76.60%
ADR (average daily rate)	$143.20	$146.23
Rooms revenue (in thousands)	$16,109	$16,556
Total hotel revenue (in thousands)	$16,373	$16,846
Comparison of the Years Ended December 31, 2024 and 2023
Net Income (Loss). Net loss increased $3.0 million from $2.3 million for the year ended December 31, 2023 (“2023”) to $5.4 million for the year ended December 31, 2024 (“2024”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $447,000, or 2.7%, to $16.1 million during 2024 compared to 2023. During 2024, the Initial Portfolio experienced a 2.1% decrease in room rates and a 71 basis point decrease in occupancy.

Fluctuations in rooms revenue between 2024 and 2023 are a result of the changes in occupancy and ADR between 2024 and 2023 as reflected in the table below (dollars in thousands):

	Favorable (Unfavorable)
Hotel Property	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Residence Inn Manchester (1)	$(312)	(605)	0.2%
Hampton Inn Buford (2)	(581)	(720)	(8.4)%
SpringHill Suites Buford	301	620	(0.4)%
Residence Inn Jacksonville	145	296	(1.5)%
Total	$(447)	(71)	(2.1)%
_______
(1)    The decline in rooms revenue and occupancy in 2024 compared to 2023 was attributable to the ongoing full renovation of the property, which was completed in 2024.
(2)    The decline in rooms revenue in 2024 compared to 2023 was driven by particularly strong results in 2023, when inclement weather in the region allowed the property to realize unseasonably high occupancy and ADR.
Other Hotel Revenue. Other hotel revenue, which consists of various miscellaneous revenues, decreased $26,000, or 9.0%, to $264,000 in 2024 compared to 2023. This decrease is primarily attributable to an aggregate decrease of $51,000 at two hotel properties, partially offset by an increase of $23,000 at SpringHill Suites Buford and an increase of $2,000 at Hampton Inn Buford.
Rooms Expense. Rooms expense decreased $51,000, or 1.3%, to $3.8 million in 2024 compared to 2023. This decrease is primarily attributable to an aggregate decrease of $93,000 at two hotel properties, partially offset by an aggregate increase of approximately $42,000 at SpringHill Suites Buford. Rooms margin was 76.1% in 2024 and 76.6% in 2023.
Other Operating Expenses. Other operating expenses increased $43,000, or 0.7%, to $6.3 million in 2024 compared to 2023. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
Direct expenses were 0.5% of total hotel revenue in 2024 and 0.5% in 2023. The Initial Portfolio experienced an increase in indirect expenses of $47,000. The increase in indirect expenses was attributable to increases in (i) marketing costs of $72,000; (ii) energy costs of $13,000; and (iii) incentive management fees of $8,000. These increases were partially offset by decreases in (i) repairs and maintenance of $29,000; (ii) general and administrative costs of $17,000.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $109,000 or 11.4%, to $1.1 million in 2024 compared to 2023, which was primarily due to higher property insurance costs of $139,000 and higher miscellaneous tax expense of $10,000, partially offset by lower property taxes of $40,000.
Depreciation and Amortization. Depreciation and amortization increased $776,000 or 21.8%, to $4.3 million in 2024 compared to 2023 as a result of higher fixed asset balances in 2024.
Advisory Services Fee. Advisory services fee was $1.1 million in 2024 that was comprised of base advisory fee of $478,000, reimbursable expenses of $194,000 and a performance participation fee of $454,000. Advisory services fee was $563,000 in 2023 that was comprised of allocated advisory fees from Ashford Trust of $486,000 through December 5, 2023 as well as advisory service fees of $77,000 from Stirling REIT Advisor LLC.
Corporate, General and Administrative. Corporate, general and administrative expense of $1.5 million in 2024 consisted of legal, accounting and other professional fees of $1.0 million, corporate expenses of $323,000, miscellaneous expenses of $81,000 and equity based compensation of $92,000.
Corporate, general and administrative expense was $1.0 million in 2023, which was comprised of $180,000 of allocated expenses from Ashford Trust prior to December 6, 2023 and $861,000 of Corporate, general and administrative expenses subsequent to December 6, 2023 that are primarily start up and organization costs.
Interest Income. Interest income was $102,000 in 2024 and $3,000 in 2023.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $1.3 million or 75.9% to $2.9 million in 2024 compared to 2023, due primarily to a higher stated interest rate on the current mortgage loan compared to the stated interest rates on the mortgage loans that were refinanced, partially offset by a lower principal balance. On November 16, 2023, Ashford Trust refinanced the $6.3 million mortgage loan secured by the Residence Inn Manchester, the

$9.3 million mortgage loan secured by the Residence Inn Jacksonville and the $17.2 million mortgage loan secured by the Hampton Inn Buford and the SpringHill Suites Buford. The new mortgage loan totaled $30.2 million.
Write-off of Loan Costs. Write-off of loan costs was $144,000 in 2023 related to the refinance of the Company's mortgage loans discussed above.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed from expense of $405,000 in 2023 to a benefit of $8,000 in 2024. This change was primarily due to a decrease in the profitability of the Stirling TRS entities in 2024 compared to the profitability of the Ashford Hospitality TRS entities as it relates to the Initial Portfolio in 2023.
Liquidity and Capital Resources
Liquidity
We believe that Stirling OP has sufficient liquidity to operate its business. Stirling OP’s cash and cash equivalents as of December 31, 2024 was approximately $5.7 million. In addition to Stirling OP’s immediate liquidity, we expect to obtain incremental liquidity through the sale of our common shares in our ongoing private offering. In addition, Stirling OP may incur indebtedness secured by its real estate investments, borrow money through unsecured financings, or incur other forms of indebtedness. Stirling OP may also generate incremental liquidity through the sale of real estate.
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
We believe that our current liquidity position is sufficient to meet the need of our expected operating activity.
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
Capital Resources
As of March 25, 2025, Stirling OP’s indebtedness included a single mortgage loan secured by all four of its hotel properties, which carries a fixed interest rate of 8.51% and matures in December 2028.
In December 2023, the Company commenced the offering of its Class I shares through a continuous private offering. On February 13, 2024, we commenced issuing Class D, Class S, and Class T shares in the offering. As of March 25, 2025, we have sold approximately 6,874 Class I common shares, 19 Class D common shares, 19 Class S common shares and 19 Class T common shares in the ongoing private offering.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities, pursuant to Stirling OP consolidated statements of cash flows, which includes changes in balance sheet items, were $1.2 million and $3.3 million for the years ended December 31, 2024 and 2023, respectively. Cash flows provided by (used in) operations were impacted by changes in hotel operations as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.

Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2024, net cash flows used in investing activities were $5.0 million, which consisted of $5.0 million for capital improvements made to various hotel properties.
For the year ended December 31, 2023, net cash flows used in investing activities were $5.0 million, which consisted of $5.0 million for capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2024, net cash flows provided by financing activities were $126,000, which consisted of proceeds of $129,000 from the issuance of common units, partially offset by $3,000 of distributions paid.
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
Critical Accounting Policies and Estimates
The significant accounting policies for the Company and Stirling OP are fully described in the notes to their respective financial statements included in Part IV, Item 15. We believe that the following discussion addresses the most critical accounting estimates of the Company and Stirling OP, representing those policies considered most vital to the portrayal of Stirling OP’s financial condition and results of operations and require management’s most difficult, subjective, complex judgments and can include significant estimates.
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If the analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating impairment of hotel properties, many assumptions and estimates are made, including projected cash flows, expected holding period, and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. No impairment charges were recorded for the years ended December 31, 2024, 2023 and 2022, respectively. See note 2 to Stirling OP’s consolidated and combined consolidated financial statements.
Income Taxes—As we intend to qualify as a REIT, we generally will not be subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Stirling TRS is treated as a TRS for U.S. federal income tax purposes. In accordance with authoritative accounting guidance, income taxes related to Stirling TRS are accounted for using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the analysis utilized in determining any deferred tax asset valuation allowance involves considerable judgment and assumptions. See note 11 to Stirling OP’s consolidated and combined consolidated financial statements.

The “Income Taxes” topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2020 through 2024 remain subject to potential examination by certain federal and state taxing authorities.
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB” issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard was adopted effective for the year ended December 31, 2024. See note 8 to the Stirling Inc. consolidated financial statements.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated and combined financial statements.
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
In January 2025, the FASB issued ASU 2025-01 which amends the effective date of the new disaggregation of income statement expenses standard to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is still permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and our expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.Other Information
Rule 10b5-1 Trading Agreements
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.
PART III
Item 10.Directors, Executive Officers and Corporate Governance
The required information is incorporated by reference from the Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11.Executive Compensation
The required information is incorporated by reference from the Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The required information is incorporated by reference from the Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The required information is incorporated by reference from the Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14.Principal Accountant Fees and Services
The required information is incorporated by reference from the Proxy Statement pertaining to our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV
Item 15.Exhibits, Financial Statement Schedules
(a), (c) Financial Statement Schedules
See pages 33 through 46 hereof, for the Stirling Hotels & Resorts, Inc. consolidated financial statements and report of independent registered public accounting firm.
See pages 47 through 67 hereof, for the Stirling REIT OP, LP consolidated and combined consolidated financial statements and report of independent registered public accounting firm.
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
10.1
Advisory Agreement by and among the Registrant, Stirling REIT OP, LP, Stirling TRS Corporation and Stirling REIT Advisors, LLC, dated as of December 6, 2023, incorporated by reference to Exhibit 10.1 on Form 8-K (No. 001-36400) filed December 6, 2023

10.1.2
Amendment No. 1 to Advisory Agreement, dated as of November 7, 2024, by and among Stirling Hotels & Resorts, Inc., Stirling REIT OP, LP, Stirling TRS Corporation and Stirling REIT Advisors, LLC, incorporated by reference to Exhibit 10.2.1 on Form 10-Q (No. 000- 56623) filed November 14, 2024

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

10.6.1	Amended and Restated Dealer Manager Agreement, effective July 30, 2024, incorporated by reference to Exhibit 10.1 on Form 8-K filed August 1, 2024 (No. 000-56623)
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

10.14	Form Director Confidentiality Agreement, incorporated by reference to Exhibit 10.4 on Form 10 (No. 000-56623) filed December 15, 2023
14*	Stirling Hotels & Resorts, Inc. Code of Business Conduct and Ethics
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Statements of Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2025.

STIRLING HOTELS & RESORTS, INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chief Executive Officer (Principal Executive Officer)	March 27, 2025
Monty J. Bennett

/s/ DERIC S. EUBANKS	President	March 27, 2025
Deric S. Eubanks

/s/ STEPHEN ZSIGRAY	Chief Financial Officer (Principal Financial Officer)	March 27, 2025
Stephen Zsigray

/s/ JUSTIN R. COE	Chief Accounting Officer (Principal Accounting Officer)	March 27, 2025
Justin R. Coe

/s/ FREDERICK J. KLEISNER	Chairman of the Board of Directors	March 27, 2025
Frederick J. Kleisner

/s/ MARK GOLDBERG	Director	March 27, 2025
Mark Goldberg

Index to Financial Statements

Stirling Hotels & Resorts, Inc. and Subsidiaries
Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; Dallas, Texas; PCAOB ID #243)	34
Consolidated Balance Sheets — December 31, 2024 and 2023	35
Consolidated Statements of Operations — Year Ended December 31, 2024 and the Period from September 1, 2023 (date of inception) through December 31, 2023	36
Consolidated Statements of Comprehensive Loss — Year Ended December 31, 2024 and the Period from September 1, 2023 (date of inception) through December 31, 2023	37
Consolidated Statements of Equity — Year Ended December 31, 2024 and the Period from September 1, 2023 (date of inception) through December 31, 2023	38
Consolidated Statements of Cash Flows — Year Ended December 31, 2024 and the Period from September 1, 2023 (date of inception) through December 31, 2023	39
Notes to Consolidated Financial Statements	40

Stirling REIT OP, LP and Subsidiaries
Audited Consolidated and Combined Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (BDO USA, P.C. Dallas, Texas PCAOB ID #243)	48
Consolidated Balance Sheets — December 31, 2024 and December 31, 2023	49
Consolidated and Combined Consolidated Statements of Operations — Years Ended December 31, 2024, 2023 and 2022	50
Consolidated and Combined Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2024, 2023 and 2022	51
Consolidated and Combined Consolidated Statements of Partners' Capital/Parent Net Investment — Years Ended December 31, 2024, 2023 and 2022	52
Consolidated and Combined Consolidated Statements of Cash Flows — Years Ended December 31, 2024, 2023 and 2022	53
Notes to Consolidated and Combined Consolidated Financial Statements	54

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Stirling Hotels & Resorts, Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stirling Hotels & Resorts, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year ended December 31, 2024 and the period from September 1, 2023 (date of inception) through December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and the period from September 1, 2023 (date of inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Dallas, Texas

March 27, 2025

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$—	$—
Distributions receivable	519	—
Investment in Stirling REIT OP, LP	123,367	24
Total assets	$123,886	$24
LIABILITIES AND EQUITY
Dividends payable	$519	$—
Total liabilities	519	—
Commitments and contingencies (note 7)
Common stock - Class E shares, $0.01 par value per share, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class D shares, $0.01 par value per share, 300,000,000 shares authorized, 20 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class I shares, $0.01 par value per share, 300,000,000 shares authorized, 4,930 and 1 share issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	49	—
Common stock - Class S shares, $0.01 par value per share, 300,000,000 shares authorized, 20 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class T shares, $0.01 par value per share, 300,000,000 shares authorized, 20 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	129,882	25
Accumulated deficit	(6,564)	(1)
Total equity	123,367	24
Total liabilities and equity	$123,886	$24
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2024	Period From September 1, 2023 (date of inception) Through December 31, 2023
REVENUE
Total revenue	$—	$—
EXPENSES
Hotel operating expenses:
Total operating expenses	—	—
Operating income (loss)	—	—
Equity in earnings (loss) of Stirling REIT OP, LP	(4,765)	(1)
Income (loss) before income taxes	(4,765)	(1)
Income tax (expense) benefit	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,765)	$(1)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(3.32)	$(1.00)
Weighted average common shares outstanding – basic	1,434	1
Diluted:
Net income (loss) attributable to common stockholders	$(3.32)	$(1.00)
Weighted average common shares outstanding – diluted	1,434	1
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2024	Period From September 1, 2023 (date of inception) Through December 31, 2023
Net income (loss)	$(4,765)	$(1)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	$(4,765)	$(1)
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock								Additional Paid-in Capital	Accumulated Deficit	Total
	Class D		Class I		Class S		Class T
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 1, 2023 (date of inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock	—	—	1	—	—	—	—	—	25	—	25
Dividends declared - common stock	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2023	—	$—	1	$—	—	$—	—	$—	$25	$(1)	$24
Issuance of common stock	20	—	4,929	49	20	—	20	—	129,857	—	129,906
Dividends declared - common stock	—	—	—	—	—	—	—	—	—	(1,798)	(1,798)
Net income (loss)	—	—	—	—	—	—	—	—	—	(4,765)	(4,765)
Balance at December 31, 2024	20	$—	4,930	$49	20	$—	20	$—	$129,882	$(6,564)	$123,367
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2024	Period From September 1, 2023 (date of inception) Through December 31, 2023
Cash Flows from Operating Activities
Net income (loss)	$(4,765)	$(1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated entities	4,765	1
Distributions from Stirling OP	373
Net cash provided by (used in) operating activities	373	—
Cash Flows from Investing Activities
Investment in Stirling OP, LP	(129,000)	(25)
Net cash provided by (used in) investing activities	(129,000)	(25)
Cash Flows from Financing Activities
Payments for dividends	(373)	—
Proceeds from issuance of common stock	129,000	25
Net cash provided by (used in) financing activities	128,627	25
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—

Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid (refunded)	—	—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-cash dividends paid	$906	$—
Dividends declared but not paid	519	—
Non-cash investment in Stirling OP, LP	906	—
Distributions receivable	519	—
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—	$—
Restricted cash at beginning of period	—	—
Cash, cash equivalents and restricted cash at beginning of period	$—	$—

Cash and cash equivalents at end of period	$—	$—
Restricted cash at end of period	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
Stirling Hotels & Resorts, Inc. (“Stirling Inc.” or the “Company”) was formed on September 1, 2023 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2025, and will make an election in 2026 upon filing its 2025 tax return. Substantially all of the Company’s business is conducted through Stirling REIT OP, LP (“Stirling OP”), a Delaware limited partnership formed on September 26, 2023. The Company is the sole member of the sole general partner of Stirling OP and owns a non-economic general partner interest in Stirling OP. A wholly owned subsidiary of the Company is a limited partner of Stirling OP. Stirling REIT Special Limited Partner LLC (the “Special Limited Partner”), a Delaware limited partner, owns a special limited partner interest in Stirling OP. In addition, in order for the income from any hotel property investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, the Company will lease each hotel property to a subsidiary of Stirling OP, which we intend to be treated as a taxable REIT subsidiary, or TRS.
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
The Company determined the acquisition of the Initial Portfolio resulted in Ashford Trust becoming the primary beneficiary of Stirling OP in contemplation of: 1) the related party group comprised of (i) Ashford Trust and (ii) the stockholders who have control over election or removal of the board of directors of the Company that have power to direct the most significant activities of Stirling OP; and 2) the consideration that substantially all the economics are held by Ashford Trust through its equity interest, and substantially all of the activities are performed on Ashford Trust’s behalf. As a result, Ashford Trust began consolidating Stirling OP on December 6, 2023. As of December 31, 2024, Ashford Trust consolidated Stirling OP.
Pursuant to the Contribution Agreement, the Anchor Investor entered into a lock-up agreement with respect to its Class I units that restrict the assignment, sale, and transfer of the units for a period of one year following the closing of the transactions contemplated by the Contribution Agreement (the “Lock-Up Agreement”). In addition, pursuant to the Lock-Up Agreement, the Anchor Investor is prohibited from redeeming the Class I units for a period of three years following such closing. At the end of the three-year period, the Class I units may be redeemed pursuant to the terms of the Stirling OP Agreement and any Class I units converted to shares of the Company’s Class I common stock may be repurchased by the Company pursuant to the terms and conditions of the Company’s share repurchase plan. In addition, the Anchor Investor has agreed not to withdraw as a participant in the distribution reinvestment plan of Stirling OP, and thereby consents to receive any distributions payable on its Class I units in additional Class I units, through December 31, 2025.
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
The following table present sales of all classes of the Company’s common stock:

	Year Ended December 31, 2024
	Class D		Class I		Class S		Class T		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Issuance of common stock (1)	19	$500	4,895	$127,500	19	$500	19	$500	4,952	$129,000
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
Declaration of Distributions
The following table details the aggregate distributions declared per share for each applicable class of stock for the year ended December 31, 2024:

	Year Ended December 31,
	2024			2023
	Gross Distributions	Distribution Fee	Net Distributions	Gross Distributions	Distribution Fee	Net Distributions
Class D Shares	$0.7294	$0.0380	$0.6914	$—	$—	$—
Class I Shares	1.2504	—	1.2504	0.1042	—	0.1042
Class S Shares	0.7294	0.1291	0.6003	—	—	—
Class T Shares	0.7294	0.1291	0.6003	—	—	—
Class E Shares	1.2504	—	1.2504	—	—	—
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
Cash and Cash Equivalents—Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less at the date of purchase. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash or cash equivalents as of December 31, 2024.
Investment in Stirling OP—Our investment in Stirling OP is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any other-than-temporary impairment is recorded in “equity in earnings (loss) of unconsolidated entities” in the consolidated statements of operations. No such impairment was recorded for the period from September 1, 2023 (date of inception) through December 31, 2023 and the year ended December 31, 2024.
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

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes—The Company is a taxable corporation for the year ended December 31, 2024. The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ending December 31, 2025. Until that time, the Company will be subject to taxation at regular corporate rates under the Internal Revenue Code. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Organization and Offering Expenses—The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and distribution fees) through December 31, 2025. Pursuant to the Advisory Agreement, the Company will reimburse the Advisor for all such advanced expenses ratably over a 120 month period commencing January 1, 2026. As of December 31, 2024 and December 31, 2023, the Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $1.8 million and $2.1 million, respectively. These organization and offering expenses are not recorded in the accompanying financial statements because such costs are the responsibility of Stirling OP and are included in its balance sheet and statement of operations for the applicable periods. When recorded by the Company, organization expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering. Any amount due to the Advisor but not paid will be recognized as a liability on the consolidated balance sheet.
Operating Expenses—Operating expenses incurred directly by the Company are expensed in the period incurred. The Advisor will advance on behalf of the Company certain of the Company’s general and administrative expenses through December 31, 2025, at which point the Company will reimburse the Advisor for all such advanced expenses ratably over a 120 month period commencing January 1, 2026. These operating expenses are not recorded in the accompanying financial statements because such costs are the responsibility of Stirling OP and are included in its balance sheet and statement of operations for the applicable periods as such amounts will be reimbursed to the Advisor or its affiliates as described above.
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
Recently Issued Accounting Standards—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
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
In January 2025, the FASB issued ASU 2025-01 which amends the effective date of the new disaggregation of income statement expenses standard to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is still permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
Recently Adopted Accounting Standards—In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted this standard effective for the year ended December 31, 2024. See note 8 to the Stirling Inc. consolidated financial statements.

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
Stirling OP Agreement—The Special Limited Partner holds a performance participation interest in Stirling OP that entitles it to receive an allocation from Stirling OP equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as will be defined in the limited partnership agreement of Stirling OP (the “Stirling OP Agreement”)). Such allocation will be measured on a calendar basis, made quarterly and accrued monthly. Class E units of Stirling OP will not be subject to the performance participation allocation. Distributions on the performance participation interest may be payable in cash or Class E units at the election of the Special Limited Partner. To the extent that the Special Limited Partner elects to receive such distributions in Class E units, the Special Limited Partner may request that Stirling OP repurchase such Class E units for cash at the then-current NAV per unit. Repurchase requests for Class E units will not be subject to the one-year hold period provided for other limited partners.
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
No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares or shares of any other class sold pursuant to our distribution reinvestment plan.
Miscellaneous Agreements—Pursuant to the terms of the Advisory Agreement, and provided that the Company has the right to control the decision of the award of the applicable contract, Remington Hospitality, Premier, and other affiliates of the Advisor have exclusive rights to provide the applicable products and services to the Company and Stirling OP.
5. Investment in Stirling REIT OP, LP
The following tables summarize the consolidated balance sheets and our investment in Stirling OP as of December 31, 2024 and December 31, 2023, and the consolidated and combined consolidated statements of operations and our equity in earnings (loss) of Stirling OP for the years ended December 31, 2024 and 2023:
Stirling REIT OP, LP
Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Total Assets	$45,803,000	$47,845,000
Total Liabilities	36,557,000	33,452,000
Total partners’ capital of Stirling REIT OP, LP	9,246,000	14,393,000
Total liabilities and partners’ capital of Stirling REIT OP, LP	$45,803,000	$47,845,000
Our investment in Stirling REIT OP, LP	$123,367	$24

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stirling REIT OP, LP
Consolidated and Combined Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023
Total revenue	$16,373,000	$16,846,000
Total operating expenses	18,911,000	16,966,000
Operating income (loss)	(2,538,000)	(120,000)
Interest expense and amortization of loan costs	(2,929,000)	(1,665,000)
Write-off of loan costs	—	(144,000)
Interest income	102,000	3,000
Income tax (expense) benefit	8,000	(405,000)
Net income (loss)	$(5,357,000)	$(2,331,000)
Our equity in earnings (loss) of Stirling REIT OP, LP	$(4,765)	$(1)
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
7. Commitments and Contingencies
The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of December 31, 2024, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
8. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: hotel investments. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The measure of segment profitability is total consolidated net income (loss) and the measure of segment assets is total consolidated assets.

9. Subsequent Events
On January 30, 2025, the Company’s board of directors declared a distribution for the month January of $0.1042 per unit/share, less certain expenses for outstanding OP unitholders and common stockholders of record as of the close of business on January 31, 2025, was paid on February 18, 2025.
On February 3, 2025, the Company issued and sold 1,885 shares of Class I common stock for gross proceeds of $50,000, based on the net asset value per share of the Class I common stock as of December 31, 2024, the proceeds of which were contributed to Stirling OP and, in exchange, Stirling OP issued 1,885 Class I common units to Stirling Inc.
On February 25, 2025, the Company’s board of directors declared a distribution for the month of February of $0.1042 per unit/share, less certain expenses for outstanding OP unitholders and common stockholders of record as of the close of business on February 28, 2025, was paid on March 17, 2025.
On March 23, 2025, the Company’s board of directors declared a distribution for the month of February of $0.1042 per unit/share, less certain expenses for outstanding OP unitholders and common stockholders of record as of the close of business on March 31, 2025, to be paid on April 15, 2025.

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

Report of Independent Registered Public Accounting Firm

General Partner and Unitholders
Stirling REIT OP, LP
Dallas, Texas
Opinion on the Consolidated and Combined Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Stirling REIT OP, LP (the “Company”) as of December 31, 2024 and 2023, the related consolidated and combined consolidated statements of operations, comprehensive income (loss), partners’ capital/parent net investment, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Dallas, Texas
March 27, 2025

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2024	December 31, 2023
ASSETS
Investments in hotel properties, gross	$64,634	$60,306
Accumulated depreciation	(28,841)	(24,726)
Investments in hotel properties, net	$35,793	$35,580
Cash and cash equivalents	5,680	2,363
Restricted cash	923	7,957
Accounts receivable, net of allowance of $1 and $1, respectively	393	271
Inventories	4	5
Deferred costs, net	90	125
Prepaid expenses	260	111
Other assets	2,660	1,433
Total assets	$45,803	$47,845
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness, net	$28,602	$28,285
Accounts payable and accrued expenses	1,448	1,436
Accrued interest payable	221	221
Distributions payable	155	147
Due to Ashford Inc., net	5,997	2,447
Due to Ashford Trust, net	17	683
Due to related parties, net	95	123
Due to third-party hotel manager	22	110
Total liabilities	36,557	33,452
Commitments and contingencies (note 8)
Partners’ capital
General Partner	—	—
Limited Partners	9,246	14,393
Total partners’ capital	9,246	14,393
Total liabilities and partners’ capital	$45,803	$47,845
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
REVENUE
Rooms	$16,109	$16,556	$15,685
Other hotel revenue	264	290	228
Total hotel revenue	16,373	16,846	15,913
EXPENSES
Hotel operating expenses:
Rooms	3,848	3,899	3,813
Other expenses	6,267	6,224	5,909
Management fees	736	727	687
Total hotel expenses	10,851	10,850	10,409
Property taxes, insurance and other	1,069	960	830
Depreciation and amortization	4,328	3,552	3,564
Advisory services fee	1,126	563	512
Corporate, general and administrative	1,537	1,041	101
Total operating expenses	18,911	16,966	15,416
OPERATING INCOME (LOSS)	(2,538)	(120)	497
Interest income	102	3	—
Interest expense and amortization of loan costs	(2,929)	(1,665)	(1,660)
Write-off of loan costs	—	(144)	—
INCOME (LOSS) BEFORE INCOME TAXES	(5,365)	(1,926)	(1,163)
Income tax (expense) benefit	8	(405)	(493)
NET INCOME (LOSS)	$(5,357)	$(2,331)	$(1,656)
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(5,357)	$(2,331)	$(1,656)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—
Comprehensive income (loss)	$(5,357)	$(2,331)	$(1,656)
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF
PARTNERS’ CAPITAL/PARENT NET INVESTMENT
(in thousands)

	General Partner	Limited Partners	Parent Net Investment	Total
Balance at December 31, 2021	$—	$—	$2,921	$2,921
Net income (loss)	—	—	(1,656)	(1,656)
Contributions from parent, net	—	—	1,079	1,079
Balance at December 31, 2022	$—	$—	$2,344	$2,344
Contributions from parent, net	—	—	14,327	14,327
Distributions declared	—	(147)	—	(147)
Contribution from Stirling REIT Advisors LLC	—	200	—	200
Net income (loss)	—	(1,184)	(1,147)	(2,331)
Contribution from parent in exchange for limited partner interest	—	15,524	(15,524)	—
Balance at December 31, 2023	$—	$14,393	$—	$14,393
Distributions declared	—	(1,811)	—	(1,811)
Equity-based compensation	—	92	—	92
Issuance of common units	—	1,929	—	1,929
Net income (loss)	—	(5,357)	—	(5,357)
Balance at December 31, 2024	$—	$9,246	$—	$9,246
See Notes to Consolidated and Combined Consolidated Financial Statements

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(5,357)	$(2,331)	$(1,656)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,328	3,552	3,564
Bad debt expense	75	60	45
Amortization of loan costs and capitalized default interest and write-off of loan costs	317	118	(83)
Equity-based compensation	92	—	—
Changes in operating assets and liabilities:
Accounts receivable and inventories	(196)	(90)	(16)
Prepaid expenses and other assets	(1,376)	5	(123)
Accounts payable and accrued expenses	570	(33)	215
Due to/from related parties	(28)	163	8
Due to third-party hotel manager	(88)	43	44
Due to Ashford Trust, net	(666)	683	—
Due to Ashford Inc., net	3,481	1,156	1
Net cash provided by (used in) operating activities	1,152	3,326	1,999
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(4,995)	(4,964)	(3,910)
Payments for initial franchise fees	—	(75)	—
Net cash provided by (used in) investing activities	(4,995)	(5,039)	(3,910)
Cash Flows from Financing Activities
Borrowings on indebtedness	—	30,200	—
Repayments of indebtedness	—	(32,816)	(748)
Payments for loan costs	—	(2,107)	—
Payments for distributions	(3)	—	—
Proceeds from issuance of common units	129	—	—
Contributions from/(distributions to) parent	—	14,327	1,079
Contribution from Stirling REIT Advisors LLC	—	200	—
Net cash provided by (used in) financing activities	126	9,804	331
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,717)	8,091	(1,580)
Cash, cash equivalents and restricted cash at beginning of period	10,320	2,229	3,809
Cash, cash equivalents and restricted cash at end of period	$6,603	$10,320	$2,229

Supplemental Cash Flow Information
Interest paid	$2,612	$1,525	$1,880
Income taxes paid (refunded)	40	353	504
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$193	$685	$272
Distributions declared but not paid	155	147	—
Non-cash issuance of common units	1,799	—	—
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$2,363	$997	$996
Restricted cash at beginning of period	7,957	1,232	2,813
Cash, cash equivalents and restricted cash at beginning of period	$10,320	$2,229	$3,809

Cash and cash equivalents at end of period	$5,680	$2,363	$997
Restricted cash at end of period	923	7,957	1,232
Cash, cash equivalents and restricted cash at end of period	$6,603	$10,320	$2,229
See Notes to Consolidated and Combined Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2024, 2023 and 2022
1. Organization and Description of Business
Stirling Hotels & Resorts, Inc. (“Stirling Inc.”) was formed on September 1, 2023 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2025. Substantially all of the Stirling Inc.’s business is conducted through Stirling REIT OP, LP (“Stirling OP” or the “Company”), a Delaware limited partnership formed on September 26, 2023. Stirling Inc. is the sole member of the sole general partner of Stirling OP and owns a non-economic general partnership interest in Stirling OP. Stirling REIT Special Limited Partner LLC (the “Special Limited Partner”), a Delaware limited partnership, owns a special limited partner interest in Stirling OP. In addition, in order for the income from any hotel property investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, Stirling Inc. will lease each hotel property to a subsidiary of Stirling OP, which Stirling Inc. intends to be treated as a taxable REIT subsidiary, or TRS.
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
Pursuant to the Contribution Agreement, the Anchor Investor entered into a lock-up agreement with respect to its Class I units that restrict the assignment, sale, and transfer of the units for a period of one year following the closing of the transactions contemplated by the Contribution Agreement (the “Lock-Up Agreement”). In addition, pursuant to the Lock-Up Agreement, the Anchor Investor is prohibited from redeeming the Class I units for a period of three years following such closing. At the end of the three-year period, the Class I units may be redeemed pursuant to the terms of the Stirling OP Agreement and any Class I units converted to shares of Stirling Inc.’s Class I common stock may be repurchased by Stirling Inc. pursuant to the terms and conditions of Stirling Inc.’s share repurchase plan. In addition, the Anchor Investor has agreed not to withdraw as a participant in the distribution reinvestment plan of Stirling OP, and thereby consents to receive any distributions payable on its Class I units in additional Class I units, through December 31, 2025.
Concurrently with entry into the Contribution Agreement, Stirling Inc. and Stirling OP, directly or through its wholly owned subsidiaries, entered into the Advisory Agreement, the Stirling OP Agreement, the Master Hotel Management Agreement and the Master Project Management Agreement, each as described in additional detail in note 7.
Ashford also provides other products and services to us or our hotel properties through certain entities in which Ashford has an ownership interest. These products and services include, but are not limited to, hotel and restaurant management services; project management, architecture, construction, development, interior design and loss prevention services; debt placement and related services; audio visual, event production, venue, creative and digital services; real estate advisory and brokerage services; insurance services; air purification and hypoallergenic products and services; broker-dealer and distribution services; resort, ecotourism and destination services; and digital keyless entry technology products and services and cash management services.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 7, 2023, Stirling OP issued 8,000 Class E units at a price of $25.00 per unit to the Advisor in exchange for a cash contribution of $200,000.
For periods subsequent to December 6, 2023, the accompanying consolidated financial statements include the accounts of certain wholly owned subsidiaries of Stirling OP that own and operate four hotels in three states, which are all wholly owned hotel properties as of December 31, 2024. These hotels represent 405 rooms. As of December 31, 2024, the four hotel properties were leased by Stirling OP’s indirect wholly owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from the TRS is eliminated in combination and/or consolidation. Stirling OP does not operate any of its hotel properties directly; instead Stirling OP employs hotel management companies to operate them for Stirling OP under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford, manages three of Stirling OP’s four operating hotel properties and Crossroads Hospitality Management Company (“Crossroads”) manages the remaining hotel property.
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
2. Significant Accounting Policies
Basis of Presentation and Principles of Combination and Consolidation—For the periods subsequent to the acquisition of the Initial Portfolio, the accompanying consolidated financial statements include the accounts of Stirling OP and its subsidiaries. These consolidated financial statements reflect the Company’s acquisition of the Initial Portfolio using the historical basis for the related assets and liabilities due to the consolidation of the Company by Ashford Trust.
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
Restricted Cash—Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures and equipment (“FF&E”) replacements of approximately 4% of property revenue for all hotels, as required by certain management or mortgage debt agreement restrictions and provisions.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value. In evaluating impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding periods, and expected useful lives. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. No impairment charges were recorded for the years ended December 31, 2024, 2023 and 2022.
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

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due to/from Ashford Inc.—Due to/from Ashford Inc. represents current receivables and payables resulting from the advisory services fee, including reimbursable expenses, other hotel products and services as well as start up and organization costs. Due to/from Ashford Inc. is generally settled within a period not exceeding one year, with the exception of the start up and organization costs that are payable over period of 120 months beginning January 1, 2026.
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
Revenue Recognition—Rooms revenue represents revenue from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay. Advance deposits are recorded as liabilities when a customer or group of customers provides a deposit for a future stay at our hotels. Advance deposits are converted to revenue when the services are provided to the customer or when the customer with a noncancellable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancellation of the related reservation within an established period of time prior to the reservation. Our advance deposit balance as of December 31, 2024 and 2023 was $28,000 and $17,000, respectively, and are generally recognized as revenue within a one-year period.
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
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2024, 2023 and 2022, we incurred advertising costs of $232,000, $176,000 and $146,000, respectively. Advertising costs are included in “other” hotel expenses in the accompanying consolidated and combined consolidated statements of operations.
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

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes—As of December 31, 2024, the entities that operate our hotels are considered taxable corporations for U.S. federal, state and city income tax purposes. The entities that own our hotels are considered partnerships for federal income tax purposes. Partnerships are not subject to U.S. federal income tax on their income. Instead each of its partners is required to include in income its allocable share of the partnership’s income. The states and cities where the partnerships operate generally follow the U.S. federal income tax treatment. Accordingly, we have not provided for income taxes for the partnerships.
In accordance with authoritative accounting guidance, we account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions. See note 11.
The “Income Taxes” topic of the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) which addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2020 through 2024 remain subject to potential examination by certain federal and state taxing authorities.
Recently Issued Accounting Standards—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of December 31, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated and combined financial statements.
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
In January 2025, the FASB issued ASU 2025-01 which amends the effective date of the new disaggregation of income statement expenses standard to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is still permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Year Ended December 31, 2024
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$7,574	$143	$7,717
Hartford, CT area	1	4,042	57	4,099
Jacksonville, FL area	1	4,493	64	4,557
Total	4	$16,109	$264	$16,373

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2023
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$7,854	$117	$7,971
Hartford, CT area	1	4,354	88	4,442
Jacksonville, FL area	1	4,348	85	4,433
Total	4	$16,556	$290	$16,846

	Year Ended December 31, 2022
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$6,884	$104	$6,988
Hartford, CT area	1	4,286	51	4,337
Jacksonville, FL area	1	4,515	73	4,588
Total	4	$15,685	$228	$15,913
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Land	$5,760	$5,760
Buildings and improvements	48,340	45,764
Furniture, fixtures and equipment	9,723	5,725
Construction in progress	811	3,057
Total cost	64,634	60,306
Accumulated depreciation	(28,841)	(24,726)
Investments in hotel properties, net	$35,793	$35,580
For the years ended December 31, 2024, 2023 and 2022, we recognized depreciation expense of approximately $4.3 million, $3.5 million and $3.5 million, respectively.
5. Indebtedness, net
Indebtedness consisted of the following (in thousands):

					December 31, 2024		December 31, 2023
Indebtedness	Collateral		Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan	4	hotels	December 2028	8.51%	$30,200	35,793	$30,200	35,580
					30,200	$35,793	30,200	$35,580
Deferred loan costs, net					(1,598)		(1,915)
Indebtedness, net					$28,602		$28,285
Maturities of indebtedness as of December 31, 2024 for each of the five following years and thereafter are as follows (in thousands):

2025	$—
2026	—
2027	—
2028	30,200
2029	—
Thereafter	—
Total	$30,200
The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Presently, our existing covenants are non-recourse. As of December 31, 2024, we were in compliance with all covenants related to our mortgage loan.

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

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets not measured at fair value:
Cash and cash equivalents	$5,680	$5,680	$2,363	$2,363
Restricted cash	923	923	7,957	7,957
Accounts receivable, net	393	393	271	271

Financial liabilities not measured at fair value:
Indebtedness	$30,200	$30,812	$30,200	$28,476
Accounts payable and accrued expenses	1,448	1,448	1,436	1,436
Distributions payable	155	155	147	147
Due to Ashford Inc., net	5,997	5,997	2,447	2,447
Due to Ashford Trust, net	17	17	683	683
Due to related parties, net	95	95	123	123
Due to third-party hotel manager	22	22	110	110
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
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. Current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied and adjusted for credit spreads. Credit spreads take into consideration general market conditions, maturity, and collateral. We estimated the fair value of total indebtedness to be approximately 102.0% of the face value of $30.2 million at December 31, 2024 and approximately 94.3% of the face value of $30.2 million at December 31, 2023. These fair value estimates are considered a Level 2 valuation technique.
7. Related Party Transactions
Ashford Inc.
Advisory Agreement with Stirling OP
Stirling Advisor, a subsidiary of Ashford Inc., acts as the advisor to Stirling OP. The Advisory Agreement became effective on December 6, 2023. Mr. Monty J. Bennett, chief executive officer of Stirling Inc., serves as chairman of the board of directors and chief executive officer of Ashford Inc.
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
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2024	2023
Advisory services fee
Base advisory fee	$478	$67
Reimbursable expenses (1)	194	10
Performance participation fee	454	—
Total advisory services fee	$1,126	$77
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
The following table summarizes the amount of allocated advisory services fees (in thousands):

	Year Ended December 31,
	2023	2022
Advisory services fee
Base advisory fee	$342	$357
Reimbursable expenses (1)	122	101
Equity-based compensation (2)	22	54
Total advisory services fee	$486	$512
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
(2)    Equity-based compensation is associated with equity grants of Ashford Trust’s common stock, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage. Under the advisory agreement, Ashford secures casualty insurance policies to cover Ashford Trust, Braemar Hotels & Resorts Inc. (“Braemar”), Stirling OP, their hotel managers, as needed, and Ashford. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford has managed the casualty insurance program and beginning in December 2023, Warwick Insurance Company (“Warwick”), a subsidiary of Ashford, provides and manages the general liability, workers’ compensation and business automobile insurance policies within the casualty insurance program. Each year Ashford collects funds from Ashford Trust, Braemar, Stirling OP and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
Lismore
We engage Lismore or its subsidiaries to provide debt placement services and assist with loan modifications on our behalf. During the years ended December 31, 2024, 2023 and 2022, we made payments of $0, $506,000 and $0 to Lismore, respectively.
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
Hotel Management Services
At December 31, 2024, Remington Hospitality managed three of our four hotel properties.
Master Hotel Management Agreement—The Company, through Stirling TRS, entered into a master hotel management agreement (the “Master Hotel Management Agreement”) with Remington Hospitality, a wholly owned subsidiary of Ashford, to provide hotel and restaurant management services for certain of the Company’s hotels. For providing these services, Remington Hospitality will receive a monthly base fee on assets managed that is equal to the greater of (i) $17,320 (to be increased annually based on any increases in CPI over the preceding annual period) or (ii) 3% of a property’s gross revenues. Remington Hospitality may also earn an incentive management fee that is equal to the lesser of (i) 1% of a hotel’s gross revenues for each fiscal year and (ii) the amount by which the actual house profit exceeds the budgeted house profit determined

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

on a property-by-property basis. Our hotel management agreement also require that we fund property-level operating costs including the hotel manager's payroll and related costs.
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

		Year Ended December 31, 2024
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Other Hotel Revenue	Management Fees	Other Hotel Expenses	Property Taxes, Insurance and Other
Premier	Design and construction services	$494	$494	$—	$—	$—	$—
Warwick	Insurance related services	222	—	—	—	—	222
Remington Hospitality	Hotel management services (2)	925	—	—	697	228	—

		Year Ended December 31, 2023
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Management Fees	Other Hotel Expenses	Advisory Expenses	Write-off of Premiums, Loan Costs and Exit Fees
Lismore Capital	Debt placement and related services	$506	$—	$406	$—	$—	$—	$100
Premier	Design and construction services	1,466	1,415	—	—	—	51	—
Pure Wellness	Hypoallergenic premium rooms	29	—	—	—	29	—	—
Remington Hospitality	Hotel management services (3)	1,060	—	—	669	391	—	—

		Year Ended December 31, 2022
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Other Hotel Revenue	Management Fees	Other Hotel Expenses
Premier	Design and construction services	$743	$743	$—	$—	$—
Pure Wellness	Hypoallergenic premium rooms	17	—	—	—	17
Remington Hospitality	Hotel management services (2)	945	—	—	557	388
________
(1)Recorded in FF&E and depreciated over the estimated useful life.
(2)Other hotel expenses include incentive hotel management fees and other hotel management costs.
The following table summarizes amounts (due to) due from Ashford Inc. (in thousands):

		(Due to)/Due from Ashford Inc.
Company	Product or Service	December 31, 2024	December 31, 2023
Stirling REIT Advisors LLC	Advisory services	$(1,059)	$(77)
Ashford LLC	Startup and ongoing operating expenses	(4,639)	(2,098)
Ashford LLC	Insurance related services	(174)	(122)
Premier	Design and construction services	(126)	(150)
Pure Wellness	Hypoallergenic premium rooms	1	—
		$(5,997)	$(2,447)
As of December 31, 2024 and December 31, 2023, we had a payable to Remington Hospitality of $95,000 and $123,000, included in “due to related parties, net, which was primarily related to hotel management fees.
As of December 31, 2024 and December 31, 2023, we had payable to Ashford Trust of approximately $17,000 and $683,000, respectively, related to various costs, which were paid on our behalf by Ashford Trust.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements existing at December 31, 2024, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% of gross revenues for capital improvements. From time to time, we may work with our property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements existing at December 31, 2024, we pay franchisor royalty fees between 4% and 6% of gross rooms revenue. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 3% and 4% of gross rooms revenue. These franchise agreements expire on varying dates between 2028 and 2035. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Year Ended December 31,
Line Item	2024	2023	2022
Other hotel expenses	$1,548	$1,542	$1,448
Management Fees—Under hotel management agreements for our hotel properties existing at December 31, 2024, we pay monthly hotel management fees equal to the greater of approximately $17,320 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 3% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2026 through 2031, including some with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs including the hotel manager's payroll and related costs.
Capital Commitments—At December 31, 2024, we had capital commitments of $339,000, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
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
Income Taxes—We and our subsidiaries will file income tax returns in the federal jurisdiction and various states. Tax years 2020 through 2024 remain subject to potential examination by certain federal and state taxing authorities.
9. Equity and Equity-Based Compensation
Declaration of Distributions—The following table details the aggregate distributions declared per share for each applicable unit class for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024			2023
	Gross Distributions	Distribution Fee	Net Distributions	Gross Distributions	Distribution Fee	Net Distributions
Class D units	$0.7294	$0.0380	$0.6914	$—	$—	$—
Class I units	1.2504	—	1.2504	0.1042	—	0.1042
Class S units	0.7294	0.1291	0.6003	—	—	—
Class T units	0.7294	0.1291	0.6003	—	—	—
Class E units	1.2504	—	1.2504	—	—	—

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unit Issuances—The following table presents sales of all classes of the Company’s common units:

	Year Ended December 31, 2024
	Class D		Class I		Class S		Class T		Total
	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds
Issuance of common units (1)	19	$500	4,895	$127,500	19	$500	19	$500	4,952	$129,000
__________________
(1) Exclusive of shares issued under the DRIP.
Equity-based Compensation—We incur equity-based compensation expense in connection with equity grants made to certain of Stirling Inc.’s independent directors, which vests over a period of one year. In February 2024, approximately 4,200 LTIP units were issued to independent directors with a fair value of approximately $105,000.
As of December 31, 2024, we have issued a total of approximately 4,200 LTIP units, none of which had reached full economic parity with, and are not convertible into, common units.
The following table presents compensation expense for LTIP units (in thousands):

Type	Line Item	Year Ended December 31, 2024
LTIP units	Corporate, general and administrative	$92
The unamortized cost of the unvested LTIP units of approximately $13,000 at December 31, 2024 will be expensed over a period of 0.1 year.
10. Deferred Costs, net
Deferred costs, net consist of the following (in thousands):

	December 31,
	2024	2023
Deferred franchise fees	$159	$159
Accumulated amortization	(69)	(34)
Deferred costs, net	$90	$125
11. Income Taxes
Prior to December 6, 2023, the Company’s financial statement income and taxable income have been “carved out” of Ashford Trust and prepared on a separate return basis. Three of the four hotel properties were leased by Ashford Trust’s indirect wholly owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. One hotel property was owned by a TRS of Ashford Trust. As of December 31, 2024, all four of the hotel properties were owned by wholly owned subsidiaries of Stirling OP and leased to Stirling TRS.
For the period from January 1, 2023 through December 5, 2023, and for the year ended December 31, 2022, income tax expense has been calculated on a separate standalone basis and the results of the operations of these four hotel properties were included in the consolidated tax returns of various jurisdictions for a taxable subsidiary of Ashford Trust. For the period from December 6, 2023 through December 31, 2023 and for the year ended December 31, 2024, income tax expense has been computed for Stirling TRS, the entity that operates our four hotel properties. Income tax expense for the TRSs wholly-owned by a consolidated partnership, which were calculated on a separate standalone basis, have been included in the accompanying consolidated and combined consolidated financial statements at the same amounts included in Ashford Trust’s consolidated financial statements.
Stirling TRS recognized net book income (loss) of $(801,000) for the year ended December 31, 2024 and Ashford Hospitality TRS recognized net book income (loss) related to the Initial Portfolio of $941,000 and $972,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the income tax (expense) benefit of the TRS entities at applicable statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax (expense) benefit of the TRS entities at federal statutory income tax rate of 21%	$168	$(198)	$(204)
State income tax (expense) benefit, net of U.S. federal income tax benefit	27	(40)	(31)
Permanent differences	—	(124)	—
Provision to return adjustment	8	—	(4)
Other	—	6	—
Valuation allowance	(195)	(49)	(254)
Total income tax (expense) benefit	$8	$(405)	$(493)
The components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$8	$(351)	$(433)
State	—	(54)	(60)
Total income tax (expense) benefit	$8	$(405)	$(493)
For the years ended December 31, 2024, 2023 and 2022 income tax expense includes interest and penalties paid to taxing authorities of $0, $0 and $0, respectively. At December 31, 2024 and 2023, we determined that there were no material amounts to accrue for interest and penalties due to taxing authorities.
At December 31, 2024 and 2023, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2024	2023
Federal and state net operating losses	$191	$—
Accrued expenses	20	17
Other	1	—
Deferred tax asset	212	17
Valuation allowance	(212)	(17)
Net deferred tax asset	$—	$—
At December 31, 2024, we had TRS NOLs for U.S. federal income tax purposes of $800,000. As the NOLs were generated after December 31, 2017 they are not subject to expiration under the Tax Cuts and Jobs Act.
At December 31, 2024 and 2023, we maintained a valuation allowance of $212,000 and $17,000, respectively. At December 31, 2024 and 2023, we have reserved certain deferred tax assets of our TRS entities as we believe it is more likely than not that these deferred tax assets will not be realized. We considered all available evidence, both positive and negative. We concluded that the objectively verifiable negative evidence of a history of consolidated losses outweigh the positive evidence. We believe this treatment is appropriate considering the nature of the intercompany transactions and leases between the REIT and its subsidiaries and that the current level of taxable income at the TRS is primarily attributable to our current transfer pricing arrangements. Outside consultants prepared the transfer pricing studies supporting the rents from the leases. Outside consultants will continue to provide transfer pricing studies on any newly acquired properties. The intercompany rents are determined in accordance with the arms’ length transfer pricing standard, taking into account the cost of ownership to the REIT among other factors. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$17	$1,757	$1,532
Additions	195	—	225
Deductions	—	(1,740)	—
Balance at end of year	$212	$17	$1,757
12. Concentration of Risk
Our investments are primarily concentrated within the hotel industry. For the year ended December 31, 2024, the Atlanta, GA, Hartford, CT and Jacksonville, FL markets each generated greater than 10% of our total hotel revenue. All hotel properties securing our mortgage loan are located domestically as of December 31, 2024. Accordingly, adverse conditions in the hotel industry could have a material adverse effect on our operating and investment revenues and cash flows.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions that are in excess of the FDIC insurance limits of $250,000.
13. Subsequent Events
On January 30, 2025, the Stirling Inc. board of directors declared a distribution for the month of January of $0.1042 per unit/share, less certain expenses for outstanding Stirling OP unitholders and common stockholders of Stirling Inc. of record as of the close of business on January 31, 2025, paid on February 18, 2025.
On February 3, 2025, Stirling Inc. issued and sold 1,885 shares of Class I common stock for gross proceeds of $50,000, based on the net asset value per share of the Class I common stock as of December 31, 2024, the proceeds of which were contributed to Stirling OP and, in exchange, Stirling OP issued 1,885 Class I common units to Stirling Inc.
On February 25, 2025, the Stirling Inc. board of directors declared a distribution for the month of February of $0.1042 per unit/share, less certain expenses for outstanding Stirling OP unitholders and common stockholders of Stirling Inc. of record as of the close of business on February 28, 2025, paid on March 17, 2025.
On March 23, 2025, the Stirling Inc. board of directors declared a distribution for the month of March of $0.1042 per unit/share, less certain expenses for outstanding Stirling OP unitholders and common stockholders of Stirling Inc. of record as of the close of business on March 31, 2025, to be paid on April 15, 2025.
Subsequent events for the reporting period ended December 31, 2024, were evaluated through March 27, 2025, the date the consolidated financial statements were available for issuance and there were no additional events to accrue or disclose.