Form 10-Q
period 2025-03-31
Stirling Hotels & Resorts, Inc.
filed 2025-05-15
CIK 2003881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2025
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
As of May 12, 2025, the registrant had the following shares outstanding: 20 shares of Class D common stock, 0 shares of Class E common stock, 6,980 shares of Class I common stock, 20 shares of Class S common stock and 20 shares of Class T common stock.

STIRLING HOTELS & RESORTS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (unaudited)
STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$—	$—
Distributions receivable	731	519
Investment in Stirling REIT OP, LP	170,274	123,367
Total assets	$171,005	$123,886
LIABILITIES AND EQUITY
Dividends payable	$731	$519
Total liabilities	731	519
Commitments and contingencies (note 7)
Common stock - Class E shares, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock - Class D shares, $0.01 par value per share, 300,000,000 shares authorized, 20 and 20 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock - Class I shares, $0.01 par value per share, 300,000,000 shares authorized, 6,964 and 4,930 share issued and outstanding at March 31, 2025 and December 31, 2024, respectively	70	49
Common stock - Class S shares, $0.01 par value per share, 300,000,000 shares authorized, 20 and 20 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock - Class T shares, $0.01 par value per share, 300,000,000 shares authorized, 20 and 20 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	183,791	129,882
Accumulated deficit	(13,587)	(6,564)
Total equity	170,274	123,367
Total liabilities and equity	$171,005	$123,886
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUE
Total revenue	$—	$—
EXPENSES
Hotel operating expenses:
Total operating expenses	—	—
Operating income (loss)	—	—
Equity in earnings (loss) of Stirling REIT OP, LP	(5,032)	(168)
Income (loss) before income taxes	(5,032)	(168)
Income tax (expense) benefit	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,032)	$(168)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(0.80)	$(1.24)
Weighted average common shares outstanding – basic	6,303	136
Diluted:
Net income (loss) attributable to common stockholders	$(0.80)	$(1.24)
Weighted average common shares outstanding – diluted	6,303	136
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(5,032)	$(168)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	$(5,032)	$(168)
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock								Additional Paid-in Capital	Accumulated Deficit	Total
	Class D		Class I		Class S		Class T
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	20	$—	4,930	$49	20	$—	20	$—	$129,882	$(6,564)	$123,367
Issuance of common stock	—	—	2,034	21	—	—	—	—	53,909	—	53,930
Dividends declared - common stock	—	—	—	—	—	—	—	—	—	(1,991)	(1,991)
Net income (loss)	—	—	—	—	—	—	—	—	—	(5,032)	(5,032)
Balance at March 31, 2025	20	$—	6,964	$70	20	$—	20	$—	$183,791	$(13,587)	$170,274

	Common Stock								Additional Paid-in Capital	Accumulated Deficit	Total
	Class D		Class I		Class S		Class T
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	1	$—	—	$—	—	$—	$25	$(1)	$24
Issuance of common stock	—	—	397	4	—	—	—	—	9,996	—	10,000
Dividends declared - common stock	—	—	—	—	—	—	—	—	—	(41)	(41)
Net income (loss)	—	—	—	—	—	—	—	—	—	(168)	(168)
Balance at March 31, 2024	—	$—	398	$4	—	$—	—	$—	$10,021	$(210)	$9,815
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(5,032)	$(168)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated entities	5,032	168
Distributions from Stirling OP	349	—
Net cash provided by (used in) operating activities	349	—
Cash Flows from Investing Activities
Investment in Stirling OP	(52,500)	(10,000)
Net cash provided by (used in) investing activities	(52,500)	(10,000)
Cash Flows from Financing Activities
Payments for dividends	(349)	—
Proceeds from issuance of common stock	52,500	10,000
Net cash provided by (used in) financing activities	52,151	10,000
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—

Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid (refunded)	—	—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-cash dividends paid	$1,430	$—
Dividends declared but not paid	731	41
Non-cash investment in Stirling OP	1,430	—
Distributions receivable	731	41
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—	$—
Restricted cash at beginning of period	—	—
Cash, cash equivalents and restricted cash at beginning of period	$—	$—

Cash and cash equivalents at end of period	$—	$—
Restricted cash at end of period	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization
Stirling Hotels & Resorts, Inc. (“Stirling Inc.” or the “Company”) was formed on September 1, 2023, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2025, and will make an election in 2026 upon filing its 2025 tax return. Substantially all of the Company’s business is conducted through Stirling REIT OP, LP (“Stirling OP”), a Delaware limited partnership formed on September 26, 2023. The Company is the sole member of the sole general partner of Stirling OP and owns a non-economic general partner interest in Stirling OP. A wholly owned subsidiary of the Company is a limited partner of Stirling OP. Stirling REIT Special Limited Partner LLC (the “Special Limited Partner”), a Delaware limited partnership, owns a special limited partner interest in Stirling OP. In addition, in order for the income from any hotel property investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, the Company will lease each hotel property to a subsidiary of Stirling OP, which we intend to be treated as a taxable REIT subsidiary (“TRS”).
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
The Company determined the acquisition of the Initial Portfolio resulted in Ashford Trust becoming the primary beneficiary of Stirling OP in contemplation of: 1) the related party group comprised of (i) Ashford Trust and (ii) the stockholders who have control over election or removal of the board of directors of the Company that have power to direct the most significant activities of Stirling OP; and 2) the consideration that substantially all the economics are held by Ashford Trust through its equity interest, and substantially all of the activities are performed on Ashford Trust’s behalf. As a result, Ashford Trust began consolidating Stirling OP on December 6, 2023. As of March 31, 2025, Ashford Trust consolidated Stirling OP.
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
2. Capitalization
The Company is undertaking a continuous private offering to accredited investors, pursuant to which it will offer and sell up to $1,000,000,000 in shares of its common stock, consisting of up to $900,000,000 in shares in the primary offering and up to $100,000,000 in shares pursuant to the distribution reinvestment plan (the “Offering”). The Company intends to sell any combination of four classes of shares of its common stock, Class T, Class S, Class D and Class I shares, with a dollar value up to the maximum offering amount. The share classes will have different upfront selling commissions, dealer manager fees and ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees.
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
On December 4, 2023, the Company filed with the Maryland State Department of Assessments and Taxation the (“SDAT”) Articles of Amendment and Restatement to provide that the Company has the authority to issue a total of 1,400,000,000 shares of capital stock, of which 1,300,000,000 shares are classified as common stock, of which 300,000,000 of which are classified as Class D common stock, 100,000,000 of which are classified as Class E common stock, 300,000,000 of which are classified as Class I common stock, 300,000,000 of which are classified as Class S common stock, 300,000,000 of which are classified as Class T common stock and 100,000,000 shares are classified as preferred stock with a par value $0.01 per share. In addition, the sole share of common stock outstanding was reclassified as a Class I share of common stock. The Charter was effective upon filing.
The following tables present sales of all classes of the Company’s common stock:

	Three Months Ended March 31, 2025
	Class D		Class I		Class S		Class T		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Issuance of common stock (1)	—	$—	1,980	$52,500	—	$—	—	$—	1,980	$52,500

	Three Months Ended March 31, 2024
	Class D		Class I		Class S		Class T		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Issuance of common stock (1)	—	$—	397	$10,000	—	$—	—	$—	397	$10,000
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
Declaration of Distributions
The following table details the aggregate distributions declared per share for each applicable class of stock for the three months ended March 31, 2025:

	Gross Distributions	Distribution Fee	Net Distributions
Class D Shares	$0.3126	$0.0165	$0.2961
Class I Shares	0.3126	—	0.3126
Class S Shares	0.3126	0.0566	0.2560
Class T Shares	0.3126	0.0566	0.2560
The following table details the aggregate distributions declared per share for each applicable class of stock for the three months ended March 31, 2024:

	Gross Distributions	Distribution Fee	Net Distributions
Class I Shares	$0.3126	$—	$0.3126
3. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation— The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statement includes the accounts of the Company and certain subsidiaries. All intercompany balances and transactions are eliminated in consolidation. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2024 Annual Report to Stockholders on Form 10-K filed with the SEC on March 27, 2025.
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
Cash and Cash Equivalents—Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less at the date of purchase. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash or cash equivalents as of March 31, 2025 and December 31, 2024.
Investment in Stirling OP—Our investment in Stirling OP is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any other-than-temporary impairment is recorded in

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

“equity in earnings (loss) of unconsolidated entities” in the consolidated statements of operations. No such impairment was recorded for the period for the three months ended March 31, 2025 and March 31, 2024.
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
Income Taxes—The Company was a taxable corporation for the three months ended March 31, 2025 and March 31, 2024. The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”) beginning with its taxable year ending December 31, 2025. Until that time, the Company will be subject to taxation at regular corporate rates under the Code. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Organization and Offering Expenses—The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and distribution fees) through December 31, 2025. Pursuant to the Advisory Agreement, the Company will reimburse the Advisor for all such advanced expenses ratably over a 120-month period commencing January 1, 2026. As of March 31, 2025 and December 31, 2024, the Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2.4 million and $1.8 million, respectively. These organization and offering expenses are not recorded in the accompanying financial statements because such costs are the responsibility of Stirling OP and are included in its balance sheet and statement of operations for the applicable periods. When recorded by the Company, organization expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering. Any amount due to the Advisor but not paid will be recognized as a liability on the consolidated balance sheet.
Operating Expenses—Operating expenses incurred directly by the Company are expensed in the period incurred. The Advisor will advance on behalf of the Company certain of the Company’s general and administrative expenses through December 31, 2025, at which point the Company will reimburse the Advisor for all such advanced expenses ratably over a 120-month period commencing January 1, 2026. These operating expenses are not recorded in the accompanying financial statements because such costs are the responsibility of Stirling OP and are included in its balance sheet and statement of operations for the applicable periods as such amounts will be reimbursed to the Advisor or its affiliates as described above.
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
Recently Issued Accounting Standards—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of March 31, 2025, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
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
In January 2025, the FASB issued ASU 2025-01 which amends the effective date of the new disaggregation of income statement expenses standard to clarify that all public business entities are required to adopt the guidance in annual reporting

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is still permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU; or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
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
In addition to organization and offering expense and acquisition expense reimbursements, the Company will reimburse the Advisor for out-of-pocket costs and expenses it incurs in connection with the services it provides to the Company, including, but not limited to: (i) the actual cost of goods and services used by the Company and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments; (ii) expenses of managing and operating the Company’s properties, whether payable to an affiliate or a non-affiliated person; and (iii) expenses related to personnel of the Advisor performing services for the Company other than those who provide investment advisory services or serve as executive officers of the Company.
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
Master Hotel Management Agreement—The Company, through Stirling TRS, entered into a master hotel management agreement (the “Master Hotel Management Agreement”) with Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford, to provide hotel and restaurant management services for certain of the Company’s hotels. For providing these services, Remington Hospitality will receive a monthly base fee on assets managed that is equal to the greater of (i) $17,320 (to be increased annually based on any increases in CPI over the preceding annual period) or (ii) 3% of a property’s gross revenues. Remington Hospitality may also earn an incentive management fee that is equal to the lesser of

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(i) 1% of a hotel’s gross revenues for each fiscal year and (ii) the amount by which the actual house profit exceeds the budgeted house profit determined on a property-by-property basis.
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
Dealer Manager Agreement—The Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Ashford Securities, LLC (the “Dealer Manager”), a subsidiary of Ashford. Under the terms of the Dealer Manager Agreement, the Dealer Manager serves as the dealer manager, and certain participating broker-dealers solicit capital, for our private offering of Class T shares, Class S shares, Class D shares and Class I shares.
The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering; however, such amounts may vary based on agreements between the Dealer Manager and certain selected dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, selected dealers.
On July 30, 2024, the Company entered into an Amended and Restated Dealer Manager Agreement (the “A&R Agreement”) with the Dealer Manager to reflect that the distribution fee paid on the Company’s Class T, Class S and Class D shares sold in its offering will cease when underwriting compensation paid by the Company reaches the 8.75% limit provided for in the A&R Agreement (or such lower limit as set forth in any applicable agreement between the Dealer Manager and a participating dealer at the time the shares were issued). Previously, the limit was calculated irrespective of the source of funding for the fees.
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

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Investment in Stirling REIT OP, LP
The following tables summarize the consolidated balance sheets and our investment in Stirling OP as of March 31, 2025 and December 31, 2024, and the consolidated statements of operations and our equity in earnings (loss) of Stirling OP for the three months ended March 31, 2025 and 2024:
Stirling REIT OP, LP
Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
Total assets	$44,254,000	$45,803,000
Total liabilities	36,143,000	36,557,000
Total partners’ capital of Stirling REIT OP, LP	8,111,000	9,246,000
Total liabilities and partners’ capital of Stirling REIT OP, LP	$44,254,000	$45,803,000
Our investment in Stirling REIT OP, LP	$170,274	$123,367
Stirling REIT OP, LP
Consolidated Statements of Operations

	Three Months Ended March 31,
	2025	2024
Total revenue	$4,117,000	$3,622,000
Total operating expenses	4,627,000	4,622,000
Operating income (loss)	(510,000)	(1,000,000)
Interest expense and amortization of loan costs	(726,000)	(725,000)
Interest income	40,000	16,000
Net income (loss)	$(1,196,000)	$(1,709,000)
Our equity in earnings (loss) of Stirling REIT OP, LP	$(5,032)	$(168)
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
7. Commitments and Contingencies
The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of March 31, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
8. Segment Reporting
We operate in one reportable business segment within the hotel lodging industry: hotel investments. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The measure of segment profitability is total consolidated net income (loss) and the measure of segment assets is total consolidated assets.

9. Subsequent Events
On April 29, 2025, the Company’s board of directors declared a distribution for the month of April of $0.1042 per unit/share, less certain expenses for outstanding OP unitholders and common stockholders of record as of the close of business on April 30, 2025, to be paid on May 15, 2025.

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
The Company was formed on September 1, 2023, as a Maryland corporation and currently consists of the investment in Stirling OP, which owns four hotel properties which were acquired from the Anchor Investor in December 2023. The Company intends to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2025. Until that time, the Company will be subject to taxation at regular corporate rates under the Internal Revenue Code. If the Company qualifies for taxation as a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute substantially all of our net taxable income to shareholders and maintain our qualification as a REIT.
In December 2023 the Company commenced a continuous private offering to accredited investors, pursuant to which it is offering for sale up to $1,000,000,000 in shares of common stock consisting of up to $900,000,000 in shares in the primary offering and up to $100,000,000 in shares pursuant to the distribution reinvestment plan.
Our entire activity from inception through March 31, 2025 primarily consisted of our investment in Stirling OP and allocation of income (loss) from Stirling OP. Other than our investment in Stirling OP, we had neither engaged in any operations nor generated any revenues through March 31, 2025. When we receive proceeds from the sale of shares of our common stock in our continuous private offering, we will contribute such proceeds to Stirling OP and receive common units in Stirling OP that correspond to the classes of our shares sold. As of May 12, 2025, we have sold 6,874 Class I common shares, 19 Class D common shares, 19 Class S common shares and 19 Class T common shares in the ongoing private offering, the proceeds of which we contributed to Stirling OP and, in exchange, we received an additional 6,874 Class I common units, 19 Class D common units, 19 Class S common units and 19 Class T common units from Stirling OP. We account for our investment in Stirling OP as an equity method investment as our current investment is not considered significant to Stirling OP. We will consolidate Stirling OP when our investment in Stirling OP is considered significant as determined by GAAP and thereafter present the results of operations on a consolidated basis. As we expect to eventually consolidate Stirling OP, we have included the unaudited consolidated financial statements of Stirling OP in Part II, Item 5 of this Quarterly Report on Form 10-Q. We believe a discussion of the performance and results of operations of Stirling OP would be meaningful to investors as our potential future cash flows and operating results are driven by Stirling OP and subsequent invested capital will be significant to the Company.
Recent Developments
On February 3, 2025, the Company issued and sold 1,885 shares of Class I common stock for gross proceeds of $50,000, based on the net asset value per share of the Class I common stock as of December 31, 2024, the proceeds of which were contributed to Stirling OP and, in exchange, Stirling OP issued 1,885 Class I common units to Stirling Inc.
Hotel Portfolio
The following table presents certain information related to Stirling OP’s hotel properties as of March 31, 2025:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Hampton Inn	Buford, GA	Select-service	92	100	92
SpringHill Suites by Marriott	Buford, GA	Select-service	97	100	97
Marriott Residence Inn	Manchester, CT	Select-service	96	100	96
Marriott Residence Inn	Jacksonville, FL	Select-service	120	100	120
Total			405		405
Results of Operations
Since the Company has no significant assets or operations, the Company does not have any results of operations for the three months ended March 31, 2025 and 2024 other than the allocation of earnings in Stirling OP. The following results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 represent the operations of Stirling OP.
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
RevPAR changes that are primarily driven by changes in occupancy have different implications for overall revenues and profitability than changes that are driven primarily by changes in ADR. For example, an increase in occupancy at a hotel would lead to additional variable operating costs (including housekeeping services, utilities and room supplies) and could also result in increased other operating department revenue and expenses. Changes in ADR typically have a greater impact on operating margins and profitability as they do not have a substantial effect on variable operating costs.
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
Stirling OP expects that its ADR, occupancy and RevPAR performance will be impacted by macroeconomic factors such as national and local employment growth, personal income and corporate earnings, GDP, consumer confidence, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction, the pricing strategies of competitors and currency fluctuations. In addition, ADR, occupancy and RevPAR performance are dependent on the continued success of the Marriott and Hilton brands.
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

The following table summarizes the changes in key line items from Stirling OP’s consolidated statements of operations for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Revenue
Rooms	$4,050	$3,557	$493	13.9%
Other hotel revenue	67	65	2	3.1%
Total hotel revenue	4,117	3,622	495	13.7%
Expenses
Hotel operating expenses:
Rooms	932	940	8	0.9%
Other expenses	1,607	1,475	(132)	(8.9)%
Management fees	188	173	(15)	(8.7)%
Total hotel expenses	2,727	2,588	(139)	(5.4)%
Property taxes, insurance and other	263	234	(29)	(12.4)%
Depreciation and amortization	1,010	952	(58)	(6.1)%
Advisory service fee	268	304	36	11.8%
Corporate, general and administrative	359	544	185	34.0%
Operating income (loss)	(510)	(1,000)	490	(49.0)%
Interest income	40	16	24	150.0%
Interest expense and amortization of loan costs	(726)	(725)	(1)	(0.1)%
Income tax benefit (expense)	—	—	—
Net income (loss)	$(1,196)	$(1,709)	$513	30.0%
The following table illustrates the key performance indicators of the four hotel properties included in Stirling OP’s results of operations:

	Three Months Ended March 31,
	2025	2024
RevPAR (revenue per available room)	$111.12	$96.53
Occupancy	79.29%	68.29%
ADR (average daily rate)	$140.15	$141.34
Rooms revenue (in thousands)	$4,050	$3,557
Total hotel revenue (in thousands)	$4,117	$3,622
Comparison of the Three Months Ended March 31, 2025 and 2024
Net Income (Loss). Net loss decreased $513,000 from $1.7 million for the three months ended March 31, 2024 (the “2024 quarter”) to $1.2 million for the three months ended March 31, 2025 (the “2025 quarter”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $493,000, or 13.9%, to $4.1 million during the 2025 quarter compared to the 2024 quarter. During the 2025 quarter, the portfolio experienced a 0.8% decrease in room rates and a 1,100 basis point increase in occupancy.

Fluctuations in rooms revenue between the 2025 quarter and the 2024 quarter are a result of the changes in occupancy and ADR between the 2025 quarter and the 2024 quarter as reflected in the table below (dollars in thousands):

	Favorable (Unfavorable)
Hotel Property	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Residence Inn Manchester (1)	$337	2,701	(0.2)%
Hampton Inn Buford	(22)	45	(2.0)%
SpringHill Suites Buford	131	1,241	—%
Residence Inn Jacksonville	47	513	(1.8)%
Total	$493	1,100	(0.8)%
_______
(1)    This property was under renovation in the 2024 quarter.
Other Hotel Revenue. Other hotel revenue, which consists of various miscellaneous revenues, increased $2,000, or 3.1%, to $67,000 in the 2025 quarter compared to the 2024 quarter. This increase is primarily attributable to an aggregate increase of $8,000 at two hotel properties, partially offset by a decrease of $6,000 at SpringHill Suites Buford and Hampton Inn Buford.
Rooms Expense. Rooms expense decreased $8,000, or 0.9%, to $932,000 in the 2025 quarter compared to the 2024 quarter. This decrease is primarily attributable to an aggregate decrease of $64,000 at three hotel properties, partially offset by an aggregate increase of approximately $56,000 at Residence Inn Manchester. Rooms margin was 77.0% in the 2025 quarter and 73.6% in the 2024 quarter.
Other Operating Expenses. Other operating expenses increased $132,000, or 8.9%, to $1.6 million in the 2025 quarter compared to the 2024 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
Direct expenses were 0.4% of total hotel revenue in the 2025 quarter and 0.6% in the 2024 quarter. The portfolio experienced an increase in indirect expenses of $137,000. The increase in indirect expenses was attributable to increases in (i) marketing costs of $66,000; (ii) energy costs of $6,000; (iii) general and administrative costs of $25,000; and (iv) repairs and maintenance of $63,000. These increases were partially offset by a decrease in incentive management fees of $23,000.
Property Taxes, Insurance and Other. Property taxes, insurance and other expenses increased $29,000 or 12.4%, to $263,000 in the 2025 quarter compared to the 2024 quarter, which was primarily due to higher property taxes of $33,000 and higher miscellaneous tax expense of $2,000, partially offset by lower insurance expenses of $6,000.
Depreciation and Amortization. Depreciation and amortization increased $58,000 or 6.1%, to $1.0 million in the 2025 quarter compared to the 2024 quarter as a result of the completion of the renovation at Residence Inn Manchester, partially offset by lower depreciation at the three other properties as a result of lower assets balances as a result of fully depreciated assets.
Advisory Services Fee. Advisory services fees were $268,000 in the 2025 quarter that was comprised of base advisory fee of $126,000, calculated as 1.25% of aggregate NAV, reimbursable expenses of $26,000 and a performance participation fee of $116,000. Advisory services fees were $304,000 in the 2024 quarter that was comprised of base advisory fee of $146,000, reimbursable expenses of $47,000 and a performance participation fee of $111,000.
Corporate, General and Administrative. Corporate, general and administrative expense was $359,000 in the 2025 quarter, which consisted of legal, accounting and other professional fees of $237,000, corporate expenses of $100,000, miscellaneous expenses of $9,000 and equity based compensation of $13,000.
Corporate, general and administrative expenses was $544,000 in the 2024 quarter, which consisted of legal, accounting, and other professional fees of $511,000, equity-based compensation of $13,000 and miscellaneous expenses of $20,000.
Interest Income. Interest income was $40,000 in the 2025 quarter and $16,000 in the 2024 quarter.
Interest Expense and Amortization of Loan Costs. Interest expenses and amortization of loan costs was $726,000 in the 2025 quarter compared to $725,000 the 2024 quarter. We have one mortgage loan with a balance of $30.2 million and a fixed interest rate of 8.51%.
Income Tax (Expense) Benefit. Income tax (expense) benefit was $0 in both the 2025 quarter and the 2024 quarter. Stirling TRS has been in a cumulative loss position since inception, and as a result no income tax expense has been recorded.

Liquidity and Capital Resources
Liquidity
We believe that Stirling OP has sufficient liquidity to operate its business. Stirling OP’s cash and cash equivalents as of March 31, 2025 was approximately $4.6 million. In addition to Stirling OP’s immediate liquidity, we expect to obtain incremental liquidity through the sale of our common shares in our ongoing private offering. In addition, Stirling OP may incur indebtedness secured by its real estate investments, borrow money through unsecured financings or incur other forms of indebtedness. Stirling OP may also generate incremental liquidity through the sale of real estate.
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
We believe that our current liquidity position is sufficient to meet the needs of our expected operating activity.
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
Capital Resources
As of May 12, 2025, Stirling OP’s indebtedness included a single mortgage loan secured by all four of its hotel properties, which carries a fixed interest rate of 8.51% and matures in December 2028.
In December 2023, the Company commenced the offering of its Class I shares through a continuous private offering. On February 13, 2024, we commenced issuing Class D, Class S, and Class T shares in the offering. As of May 12, 2025, we have sold approximately 6,874 Class I common shares, 19 Class D common shares, 19 Class S common shares and 19 Class T common shares in the ongoing private offering.
Sources and Uses of Cash
Our and Stirling OP’s principal sources of funds to meet cash requirements include cash on hand, cash flow from operations, capital market activities, property refinancing proceeds and asset sales. Additionally, our and Stirling OP’s principal uses of funds are expected to include possible operating shortfalls, owner-funded capital expenditures, dividends, new investments and debt interest and principal payments. Items that impacted Stirling OP’s cash flow and liquidity during the periods indicated are summarized as follows:
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows used in operating activities, pursuant to Stirling OP consolidated statements of cash flows, which includes changes in balance sheet items, were $770,000 and $333,000 for the three months ended March 31, 2025 and 2024, respectively. Cash flows provided by (used in) operations were impacted by changes in hotel operations as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2025, net cash flows used in investing activities consisted of $31,000 of capital improvements made to various hotel properties.
For the three months ended March 31, 2024, net cash flows used in investing activities consisted of $1.6 million of capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2025, net cash flows provided by financing activities were $50,000, which consisted of proceeds of $52,000 from the issuance of common units, partially offset by $2,000 of distributions paid.

For the three months ended March 31, 2024, net cash flows provided by financing activities were $9,000, which consisted of proceeds of $10,000 from the issuance of common units, partially offset by $1,000 of distributions paid.
Distributions
We intend to declare monthly distributions as authorized by our board of directors (or a committee of the board of directors) and to pay such distributions on a monthly basis. Monthly distributions have been declared for our holders of record as of each month since December 2023 through April 30, 2025, each in an amount equal to $0.1042 per share/unit less certain expenses. Our distribution policy is set by our board of directors and is subject to change based on available cash flows and other factors. We cannot guarantee the amount of distributions that will be paid, if any. In connection with a distribution to our stockholders/unitholders, our board of directors approves a monthly distribution for a certain dollar amount per share for each class of our common stock/units. Share repurchases under our share repurchase plan will be effectuated as of the opening of the last business day of each month, and we expect to declare monthly distributions with a record date as of the close of business of the last calendar day of each month. You will not be entitled to receive a distribution on any of your shares that are repurchased prior to the applicable record date for such distribution.
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
The following table presents information with respect to Stirling OP’s distributions declared and cash flow provided by (used in) operating activities during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Distributions
Payable in cash	$1,855	$914
Reinvested in common units pursuant to distributions reinvestment plan (“DRIP”)	466,001	443,683
Total distributions (1)	$467,856	$444,597

Sources of distributions
Cash flows from operating activities	$1,855	$914
Offering proceeds from issuance of common units, including pursuant to DRIP	466,001	443,683
Total sources of distributions	$467,856	$444,597

Net cash provided by (used in) operating activities (2)	$(770,000)	$(333,000)
___________
(1)    Distributions are generally expected to be paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the 15th of the following month.
(2)    The allocation of total sources is calculated on a quarterly basis. Generally, for purposes of determining the source of our distributions paid, we assume first that positive cash flow from operating activities from the relevant or prior quarter is used to fund distribution payments.
For the three months ended March 31, 2025 and 2024, distributions declared by Stirling OP were $467,856 and $444,597, respectively, including distributions to the general partner for distribution to common stockholders of $1,991 and $42, respectively. For the three months ended March 31, 2025 and 2024, Stirling OP paid aggregate distributions of $465,825 and $442,708, respectively, including distributions to the general partner for distribution to common stockholders of $1,779 and $1, respectively. For the three months ended March 31, 2025 and 2024, Stirling OP’s net loss was $1.2 million and $1.7 million, respectively.

NAV and NAV Per Share Calculation
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV in the following table includes the NAV of our outstanding common stock as of March 31, 2025, as well as the partnership interests of Stirling OP held by parties other than us. The following table sets forth the components of our NAV as of March 31, 2025 (amounts in thousands, except per share/unit data):

Components of NAV (1)
Investments in real properties	$67,400
Cash and cash equivalents	4,236
Restricted cash	1,126
Other assets	934
Mortgage notes, term loans, and revolving credit facilities, net	(31,218)
Other liabilities	(2,042)
Management fee payable	(87)
Net asset value	$40,349
Number of outstanding shares/units	1,503
NAV per share/unit	$26.8432
_____________
(1) Due to the nature of hotel operations, we expect that the most recent property-level financial information available for use in calculating our NAV will be as of the end of the month prior to the NAV unless otherwise adjusted by the Advisor for material changes.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2025 ($ and shares in thousands, expect per share/unit data):

	Class D Shares	Class S Shares	Class T Shares	Class I Shares	Third Party Operating Partnership Units (1)	Total
As of March 31, 2025
Net Asset Value	$1	$1	$1	$187	$40,160	$40,350
Number of outstanding shares/units	—	—	—	7	1,496	1,503
NAV per share/unit	$26.7617	$26.8925	$26.8925	$26.8380	$26.8432	$26.8432
_____________
(1)    Includes the partnership interest of Stirling OP held by the Special Limited Partner, if any.
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2025 valuations:

	Discount Rate	Exit Capitalization Rate
Hotel properties	10.38%	8.68%
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

Sensitivities	Change	Asset Values
Discount rate	0.25% decrease	$68,600
	0.25% increase	$66,000
Exit capitalization rate	0.25% decrease	$68,000
	0.25% increase	$66,700
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
•a third-party would offer the NAV per share for each class of shares in an arm’s-length transaction to purchase all or substantially all of our shares; or
•the NAV per share would equate to a market price of an open-ended real estate fund.
Inflation
We rely entirely on the performance of our hotel properties and the ability of the hotel properties’ managers to increase revenues to keep pace with inflation. Hotel operators can generally increase room rates, but competitive pressures may limit their ability to raise rates faster than inflation. Our general and administrative costs, real estate and personal property taxes, property and casualty insurance, labor costs and utilities are all subject to inflation as well.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2024 Form 10-K. There have been no material changes in these critical accounting policies.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Stirling OP’s primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments. Currently Stirling OP’s mortgage loan has a fixed rate.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025 (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.
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
We have engaged the Dealer Manager as the dealer manager for the private offering. Under the terms of the Dealer Manager Agreement, the Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering; however, such amounts may vary based on agreements between the Dealer Manager and certain selected dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, selected dealers. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares or shares of any class sold pursuant to our distribution reinvestment plan.
From time-to-time the Dealer Manager may serve as the dealer manager for future public or private programs with those offerings conducted concurrently with our offering. As a result, our sponsor and the Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital.
During the three months ended March 31, 2025, the Company issued the following:

Three Months Ended March 31, 2025
Class I shares issued	1,980
Class I gross proceeds	$52,500
Class D shares issued	—
Class D gross proceeds	$—
Class S shares issued	—
Class S gross proceeds	$—
Class T shares issued	—
Class T gross proceeds	$—
No upfront selling commissions or dealer manager fees were paid with respect to the sale of the Class I, D, S and T shares.
Purchases of Equity Securities by the Issuer
During the three months ended March 31, 2025, the Company did not receive any repurchase requests.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Financial Statements of Stirling REIT OP, LP
We account for the common units acquired in Stirling OP as an equity method investment during any period our investment in Stirling OP is not considered significant to Stirling OP and will consolidate Stirling OP at such time that our investment in Stirling OP is considered significant to Stirling OP (based on generally accepted accounting principles). We expect to invest our capital and all our offering proceeds in Stirling OP and hold no assets other than Stirling OP common units. We therefore expect to eventually consolidate Stirling OP. As such, we have included the unaudited consolidated financial statements of Stirling OP as we believe these financial statements would be meaningful to investors, and subsequent invested capital will be significant to us.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2025	December 31, 2024
ASSETS
Investments in hotel properties, gross	$64,453	$64,634
Accumulated depreciation	(29,576)	(28,841)
Investments in hotel properties, net	$34,877	$35,793
Cash and cash equivalents	4,648	5,680
Restricted cash	1,204	923
Accounts receivable, net of allowance of $5 and $1, respectively	518	393
Inventories	4	4
Deferred costs, net	87	90
Prepaid expenses	340	260
Other assets	2,576	2,660
Total assets	$44,254	$45,803
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness, net	$28,686	$28,602
Accounts payable and accrued expenses	1,474	1,448
Accrued interest payable	221	221
Distributions payable	157	155
Due to Ashford Inc., net	5,335	5,997
Due to Ashford Trust, net	17	17
Due to related parties, net	228	95
Due to third-party hotel manager	25	22
Total liabilities	36,143	36,557
Commitments and contingencies (note 8)
Partners’ capital
General Partner	—	—
Limited Partners	8,111	9,246
Total partners’ capital	8,111	9,246
Total liabilities and partners’ capital	$44,254	$45,803
See Notes to Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
REVENUE
Rooms	$4,050	$3,557
Other hotel revenue	67	65
Total hotel revenue	4,117	3,622
EXPENSES
Hotel operating expenses:
Rooms	932	940
Other expenses	1,607	1,475
Management fees	188	173
Total hotel expenses	2,727	2,588
Property taxes, insurance and other	263	234
Depreciation and amortization	1,010	952
Advisory services fee	268	304
Corporate, general and administrative	359	544
Total operating expenses	4,627	4,622
OPERATING INCOME (LOSS)	(510)	(1,000)
Interest income	40	16
Interest expense and amortization of loan costs	(726)	(725)
INCOME (LOSS) BEFORE INCOME TAXES	(1,196)	(1,709)
Income tax (expense) benefit	—	—
NET INCOME (LOSS)	$(1,196)	$(1,709)
See Notes to Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(1,196)	$(1,709)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	$(1,196)	$(1,709)
See Notes to Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited, in thousands)

	General Partner	Limited Partners	Total
Balance at December 31, 2024	$—	$9,246	$9,246
Distributions declared	—	(468)	(468)
Equity-based compensation	—	13	13
Issuance of common units	—	516	516
Net income (loss)	—	(1,196)	(1,196)
Balance at March 31, 2025	$—	$8,111	$8,111

	General Partner	Limited Partners	Total
Balance at December 31, 2023	$—	$14,393	$14,393
Distributions declared	—	(445)	(445)
Equity-based compensation	—	13	13
Issuance of common units	—	452	452
Net income (loss)	—	(1,709)	(1,709)
Balance at March 31, 2024	$—	$12,704	$12,704
See Notes to Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(1,196)	$(1,709)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,010	952
Bad debt expense	14	21
Amortization of loan costs and capitalized default interest and write-off of loan costs	84	76
Equity-based compensation	13	13
Changes in operating assets and liabilities:
Accounts receivable and inventories	(139)	33
Prepaid expenses and other assets	4	(410)
Accounts payable and accrued expenses	(6)	538
Due to/from related parties	133	(75)
Due to third-party hotel manager	3	12
Due to Ashford Trust, net	—	(600)
Due to Ashford Inc., net	(690)	816
Net cash provided by (used in) operating activities	(770)	(333)
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(31)	(1,621)
Net cash provided by (used in) investing activities	(31)	(1,621)
Cash Flows from Financing Activities
Payments for distributions	(2)	(1)
Proceeds from issuance of common units	52	10
Net cash provided by (used in) financing activities	50	9
Net increase (decrease) in cash, cash equivalents and restricted cash	(751)	(1,945)
Cash, cash equivalents and restricted cash at beginning of period	6,603	10,320
Cash, cash equivalents and restricted cash at end of period	$5,852	$8,375

Supplemental Cash Flow Information
Interest paid	$642	$649
Income taxes paid (refunded)	(8)	23
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$253	$1,822
Distributions declared but not paid	157	149
Non-cash issuance of common units	464	442
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$5,680	$2,363
Restricted cash at beginning of period	923	7,957
Cash, cash equivalents and restricted cash at beginning of period	$6,603	$10,320

Cash and cash equivalents at end of period	$4,648	$3,675
Restricted cash at end of period	1,204	4,700
Cash, cash equivalents and restricted cash at end of period	$5,852	$8,375
See Notes to Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Stirling Hotels & Resorts, Inc. (“Stirling Inc.”) was formed on September 1, 2023, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2025. Substantially all of the Stirling Inc.’s business is conducted through Stirling REIT OP, LP (“Stirling OP” or the “Company”), a Delaware limited partnership formed on September 26, 2023. Stirling Inc. is the sole member of the sole general partner of Stirling OP and owns a non-economic general partnership interest in Stirling OP. Stirling REIT Special Limited Partner LLC (the “Special Limited Partner”), a Delaware limited partnership, owns a special limited partner interest in Stirling OP. In addition, in order for the income from any hotel property investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, Stirling Inc. will lease each hotel property to a subsidiary of Stirling OP, which Stirling Inc. intends to be treated as a taxable REIT subsidiary (“TRS”).
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
Stirling Inc. determined the acquisition of the Initial Portfolio resulted in Ashford Trust becoming the primary beneficiary of Stirling OP in contemplation of: 1) the related party group comprised of (i) Ashford Trust and (ii) the initial stockholder who has control over election or removal of the board of directors of Stirling Inc. that have power to direct the most significant activities of Stirling OP; and 2) the consideration that substantially all the economics are held by Ashford Trust through its equity interest, and substantially all of the activities are performed on Ashford Trust’s behalf. As a result, Ashford Trust began consolidating Stirling OP as of December 6, 2023. As of March 31, 2025, Ashford Trust consolidated Stirling OP.
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

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The accompanying consolidated financial statements include the accounts of certain wholly owned subsidiaries of Stirling OP that own and operate four hotels in three states, which are all wholly owned hotel properties as of March 31, 2025. These hotels represent 405 rooms. As of March 31, 2025, the four hotel properties were leased by Stirling OP’s indirect wholly owned subsidiaries that are treated as TRS for federal income tax purposes. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from the TRS is eliminated in combination and/or consolidation. Stirling OP does not operate any of its hotel properties directly; instead, Stirling OP employs hotel management companies to operate them for Stirling OP under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford, manages three of Stirling OP’s four operating hotel properties and Crossroads Hospitality Management Company (“Crossroads”) manages the remaining hotel property.
Terms such as the “Company,” “we,” “us,” or “our” refer to Stirling OP and all entities included in its consolidated financial statements.
2. Significant Accounting Policies
Basis of Presentation and Principles of Combination and Consolidation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated and combined consolidated financial statements and notes thereto included in the 2024 Stirling Hotels & Resorts, Inc. Annual Report to Stockholders on Form 10-K filed with the SEC on March 27, 2025.
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
Equity-Based Compensation—Equity-based compensation for non-employees is measured at the grant date and expensed ratably over the vesting period based on the original measurement as of the grant date. This results in the recording of expenses, included in “advisory services fees,” “management fees” and “corporate, general and administrative” expenses, equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. The Company recognizes forfeitures as they occur.
Recently Issued Accounting Standards—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of March 31, 2025, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated and combined financial statements.
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

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In January 2025, the FASB issued ASU 2025-01 which amends the effective date of the new disaggregation of income statement expenses standard to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is still permitted. The amendments may be applied either: (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU; or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended March 31, 2025
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$1,782	$27	$1,809
Hartford, CT area	1	1,035	21	1,056
Jacksonville, FL area	1	1,233	19	1,252
Total	4	$4,050	$67	$4,117

	Three Months Ended March 31, 2024
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$1,673	$33	$1,706
Hartford, CT area	1	698	15	713
Jacksonville, FL area	1	1,186	17	1,203
Total	4	$3,557	$65	$3,622
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$5,760	$5,760
Buildings and improvements	48,083	48,340
Furniture, fixtures and equipment	9,771	9,723
Construction in progress	839	811
Total cost	64,453	64,634
Accumulated depreciation	(29,576)	(28,841)
Investments in hotel properties, net	$34,877	$35,793
For three months ended March 31, 2025 and 2024, no impairment charges were recorded.
5. Indebtedness, net
Indebtedness consisted of the following (in thousands):

					March 31, 2025	December 31, 2024
Indebtedness	Collateral		Maturity	Interest Rate	Debt Balance	Debt Balance
Mortgage loan	4	hotels	December 2028	8.51%	$30,200	$30,200
					30,200	30,200
Deferred loan costs, net					(1,514)	(1,598)
Indebtedness, net					$28,686	$28,602
The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Presently, our existing covenants are non-recourse. As of March 31, 2025, we were in compliance with all covenants related to our mortgage loan.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets not measured at fair value:
Cash and cash equivalents	$4,648	$4,648	$5,680	$5,680
Restricted cash	1,204	1,204	923	923
Accounts receivable, net	518	518	393	393

Financial liabilities not measured at fair value:
Indebtedness	$30,200	$31,218	$30,200	$30,812
Accounts payable and accrued expenses	1,474	1,474	1,448	1,448
Distributions payable	157	157	155	155
Due to Ashford Inc., net	5,335	5,335	5,997	5,997
Due to Ashford Trust, net	17	17	17	17
Due to related parties, net	228	228	95	95
Due to third-party hotel manager	25	25	22	22
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have original maturities of less than 90 days. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, due to related parties, net, accounts payable and accrued expenses, distributions payable, due to Ashford Inc., net, due to Ashford Trust, net and due to third-party hotel manager. The carrying values of these financial instruments approximate their fair values due to their short-term nature. This is considered a Level 1 valuation technique.
Indebtedness. Fair value of indebtedness is determined using the loan terms, collateral value and financial data such as loan-to-value ratios, debt service coverage ratios, and interest rates for comparable loans.. We estimated the fair value of total indebtedness to be approximately 103.4% of the face value of $30.2 million as of March 31, 2025, and approximately 102.0% of the face value of $30.2 million as of December 31, 2024. These fair value estimates are considered a Level 2 valuation technique.
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

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Stirling Inc.’s share repurchase plan and thus will not be subject to the repurchase limits of the share repurchase plan or any early repurchase deduction.
Stirling OP does not intend to pay Stirling Advisor any acquisition or other similar fees in connection with making investments. Stirling OP will, however, reimburse Stirling Advisor for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate related debt, whether or not such investments are acquired, and make payments to third parties in connection with making investments. In addition to organization and offering expense and acquisition expense reimbursements, Stirling OP will reimburse Stirling Advisor for out-of-pocket costs and expenses it incurs in connection with the services it provides to Stirling Inc., including, but not limited to: (i) the actual cost of goods and services used by Stirling OP and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments; (ii) expenses of managing and operating Stirling OP’s properties, whether payable to an affiliate or a non-affiliated person; and (iii) expenses related to personnel of Stirling Advisor performing services for Stirling OP other than those who provide investment advisory services or serve as executive officers of Stirling Inc.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2025	2024
Advisory services fee
Base advisory fee	$126	$146
Reimbursable expenses (1)	26	47
Performance participation fee	116	111
Total advisory services fee	$268	$304
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage which includes worker’s compensation, general liability and auto liability coverages. The hotel management companies procure worker’s compensation insurance, the expenses of which are passed through to the Company. Under the advisory agreement and hotel management agreements, Ashford Inc. secures general liability and auto liability policies to cover Ashford Trust, Braemar, Stirling OP, their hotel managers, as needed, and Ashford Inc. The total cost estimates covered by such policies are based on the collective pool of risk exposures from each party. Ashford Inc. delegates the management of the casualty insurance program to Warwick Insurance Company, LLC (“Warwick”), a subsidiary of Ashford Inc. which issues policies covering general liability, workers’ compensation and auto liability losses. Each year Ashford Inc. collects funds from Ashford Trust, Braemar, Stirling OP and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
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
Hotel Management Services
At March 31, 2025, Remington Hospitality managed three of our four hotel properties.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Master Hotel Management Agreement—The Company, through Stirling TRS, entered into a master hotel management agreement (the “Master Hotel Management Agreement”) with Remington Hospitality, a wholly owned subsidiary of Ashford, to provide hotel and restaurant management services for certain of the Company’s hotels. For providing these services, Remington Hospitality will receive a monthly base fee on assets managed that is equal to the greater of: (i) $17,320 (to be increased annually based on any increases in CPI over the preceding annual period) or (ii) 3% of a property’s gross revenues. Remington Hospitality may also earn an incentive management fee that is equal to the lesser of: (i) 1% of a hotel’s gross revenues for each fiscal year and (ii) the amount by which the actual house profit exceeds the budgeted house profit determined on a property-by-property basis. Our hotel management agreement also require that we fund property-level operating costs including the hotel manager's payroll and related costs.
As of March 31, 2025 and December 31, 2024, we had a payable to Remington Hospitality of $228,000 and $95,000, included in “due to related parties, net,” which was primarily related to hotel management fees.
As of March 31, 2025 and December 31, 2024, we had payable to Ashford Trust of approximately $17,000 and $17,000, respectively, related to various costs, which were paid on our behalf by Ashford Trust.
8. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements existing as of March 31, 2025, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% of gross revenues for capital improvements. From time to time, we may work with our property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements existing as of March 31, 2025, we pay franchisor royalty fees between 4% and 6% of gross rooms revenue. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 3% and 4% of gross rooms revenue. These franchise agreements expire on varying dates between 2028 and 2035. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended March 31,
Line Item	2025	2024
Other hotel expenses	$391	$349
Management Fees—Under hotel management agreements for our hotel properties existing as of March 31, 2025, we pay monthly hotel management fees equal to the greater of approximately $17,320 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 3% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2026 through 2033, including some with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees throughout the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs including the hotel manager's payroll and related costs.
Litigation—The Company is or may be a party to, various legal proceedings that arise in the ordinary course of business. The Company is not currently involved in any litigation nor, to management’s knowledge, is any litigation threatened against the Company where the outcome would, in management’s judgment based on information currently available to the Company, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Income Taxes—We and our subsidiaries will file income tax returns in the federal jurisdiction and various states. Tax years 2020 through 2024 remain subject to potential examination by certain federal and state taxing authorities.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. Equity and Equity-Based Compensation
Declaration of Distributions—The following table details the aggregate distributions declared per share for each applicable unit class for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
	Gross Distributions	Distribution Fee	Net Distributions	Gross Distributions	Distribution Fee	Net Distributions
Class D units	$0.3126	$0.0165	$0.2961	$—	$—	$—
Class I units	0.3126	—	0.3126	0.3126	—	0.3126
Class S units	0.3126	0.0566	0.2560	—	—	—
Class T units	0.3126	0.0566	0.2560	—	—	—
Class E units	0.3126	—	0.3126	0.3126	—	0.3126
Unit Issuances—The following tables present sales of all classes of the Company’s common units:

	Three Months Ended March 31, 2025
	Class D		Class I		Class S		Class T		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Issuance of common stock (1)	—	$—	1,980	$52,500	—	$—	—	$—	1,980	$52,500

	Three Months Ended March 31, 2024
	Class D		Class I		Class S		Class T		Total
	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds
Issuance of common units (1)	—	$—	397	$10,000	—	$—	—	$—	397	$10,000
__________________
(1) Exclusive of shares issued under the DRIP.
Equity-based Compensation—We incur equity-based compensation expense in connection with equity grants made to certain of Stirling Inc.’s independent directors, which vests over a period of one year. In February 2024, approximately 4,200 Long-Term Incentive Plan (“LTIP”) units were issued to independent directors with a fair value of approximately $105,000.
As of March 31, 2025, we have issued a total of approximately 4,200 LTIP units, none of which had reached full economic parity with, and are not convertible into, common units.
10. Subsequent Events
On April 29, 2025, Stirling Inc.’s board of directors declared a distribution for the month of April of $0.1042 per unit/share, less certain expenses for outstanding OP unitholders and common stockholders of record as of the close of business on April 30, 2025, to be paid on May 15, 2025.
Subsequent events for the reporting period ended March 31, 2025, were evaluated through May 14, 2025, the date the consolidated financial statements were available for issuance and there were no additional events to accrue or disclose.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statement of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

STIRLING HOTELS & RESORTS, INC.

Date:	May 14, 2025	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 14, 2025	By:	/s/ STEPHEN ZSIGRAY
Stephen Zsigray
Chief Financial Officer