Form 10-Q
period 2025-06-30
Stirling Hotels & Resorts, Inc.
filed 2025-08-13
CIK 2003881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2025
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
As of August 11, 2025, the registrant had the following shares outstanding: 20 shares of Class D common stock, 0 shares of Class E common stock, 7,034 shares of Class I common stock, 20 shares of Class S common stock and 20 shares of Class T common stock.

STIRLING HOTELS & RESORTS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (unaudited)
STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$—	$—
Distributions receivable	737	519
Investment in Stirling REIT OP, LP	164,416	123,367
Total assets	$165,153	$123,886
LIABILITIES AND EQUITY
Dividends payable	$737	$519
Total liabilities	737	519
Commitments and contingencies (note 7)
Common stock - Class E shares, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock - Class D shares, $0.01 par value per share, 300,000,000 shares authorized, 20 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock - Class I shares, $0.01 par value per share, 300,000,000 shares authorized, 7,016 and 4,930 share issued and outstanding at June 30, 2025 and December 31, 2024, respectively	70	49
Common stock - Class S shares, $0.01 par value per share, 300,000,000 shares authorized, 20 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock - Class T shares, $0.01 par value per share, 300,000,000 shares authorized, 20 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Additional paid-in-capital	185,245	129,882
Accumulated deficit	(20,899)	(6,564)
Total equity	164,416	123,367
Total liabilities and equity	$165,153	$123,886
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Total revenue	$—	—	$—	$—
EXPENSES
Total operating expenses	—	—	—	—
Operating income (loss)	—	—	—	—
Equity in earnings (loss) of Stirling REIT OP, LP	(5,107)	(592)	(10,139)	(760)
Income (loss) before income taxes	(5,107)	(592)	(10,139)	(760)
Income tax (expense) benefit	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,107)	$(592)	$(10,139)	$(760)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(0.72)	$(0.84)	$(1.52)	$(1.81)
Weighted average common shares outstanding – basic	7,050	701	6,679	420
Diluted:
Net income (loss) attributable to common stockholders	$(0.72)	$(0.84)	$(1.52)	$(1.81)
Weighted average common shares outstanding – diluted	7,050	701	6,679	420
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(5,107)	$(592)	$(10,139)	$(760)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(5,107)	$(592)	$(10,139)	$(760)
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock								Additional Paid-in Capital	Accumulated Deficit	Total
	Class D		Class I		Class S		Class T
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	20	$—	6,964	$70	20	$—	20	$—	$183,791	$(13,587)	$170,274
Issuance of common stock	—	—	52	—	—	—	—	—	1,454	—	1,454
Dividends declared - common stock	—	—	—	—	—	—	—	—	—	(2,205)	(2,205)
Net income (loss)	—	—	—	—	—	—	—	—	—	(5,107)	(5,107)
Balance at June 30, 2025	20	$—	7,016	$70	20	$—	20	$—	$185,245	$(20,899)	$164,416

	Common Stock								Additional Paid-in Capital	Accumulated Deficit	Total
	Class D		Class I		Class S		Class T
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	—	$—	398	$4	—	$—	—	$—	$10,021	$(210)	$9,815
Issuance of common stock	19	—	973	10	19	—	19	—	26,490	—	26,500
Dividends declared - common stock	—	—	—	—	—	—	—	—	—	(231)	(231)
Net income (loss)	—	—	—	—	—	—	—	—	—	(592)	(592)
Balance at June 30, 2024	19	$—	1,371	$14	19	$—	19	$—	$36,511	$(1,033)	$35,492

	Common Stock								Additional Paid-in Capital	Accumulated Deficit	Total
	Class D		Class I		Class S		Class T
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	20	$—	4,930	$49	20	$—	20	$—	$129,882	$(6,564)	$123,367
Issuance of common stock	—	—	2,086	21	—	—	—	—	55,363	—	55,384
Dividends declared - common stock	—	—	—	—	—	—	—	—	—	(4,196)	(4,196)
Net income (loss)	—	—	—	—	—	—	—	—	—	(10,139)	(10,139)
Balance at June 30, 2025	20	$—	7,016	$70	20	$—	20	$—	$185,245	$(20,899)	$164,416

	Common Stock								Additional Paid-in Capital	Accumulated Deficit	Total
	Class D		Class I		Class S		Class T
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	1	$—	—	$—	—	$—	$25	$(1)	$24
Issuance of common stock	19	—	1,370	14	19	—	19	—	36,486	—	36,500
Dividends declared - common stock	—	—	—	—	—	—	—	—	—	(272)	(272)
Net income (loss)	—	—	—	—	—	—	—	—	—	(760)	(760)
Balance at June 30, 2024	19	$—	1,371	$14	19	$—	19	$—	$36,511	$(1,033)	$35,492
See accompanying notes to consolidated financial statements.

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(10,139)	$(760)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated entities	10,139	760
Distributions from Stirling OP	1,092	124
Changes in operating assets and liabilities:
Distributions receivable	—	(124)
Distributions payable	—	124
Net cash provided by (used in) operating activities	1,092	124
Cash Flows from Investing Activities
Investment in Stirling OP	(52,500)	(36,500)
Net cash provided by (used in) investing activities	(52,500)	(36,500)
Cash Flows from Financing Activities
Payments for dividends	(1,092)	(124)
Proceeds from issuance of common stock	52,500	36,500
Net cash provided by (used in) financing activities	51,408	36,376
Net increase (decrease) in cash, cash equivalents and restricted cash	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—

Supplemental Cash Flow Information
Interest paid	$—	$—
Income taxes paid (refunded)	—	—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-cash dividends paid	$2,886	$—
Dividends declared but not paid	737	148
Non-cash investment in Stirling OP	2,886	—
Distributions receivable	737	148
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$—	$—
Restricted cash at beginning of period	—	—
Cash, cash equivalents and restricted cash at beginning of period	$—	$—

Cash and cash equivalents at end of period	$—	$—
Restricted cash at end of period	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—
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
The Company determined the acquisition of the Initial Portfolio resulted in Ashford Trust becoming the primary beneficiary of Stirling OP in contemplation of: 1) the related party group comprised of (i) Ashford Trust and (ii) the stockholders who have control over election or removal of the board of directors of the Company that have power to direct the most significant activities of Stirling OP; and 2) the consideration that substantially all the economics are held by Ashford Trust through its equity interest, and substantially all of the activities are performed on Ashford Trust’s behalf. As a result, Ashford Trust began consolidating Stirling OP on December 6, 2023. As of June 30, 2025, Ashford Trust consolidated Stirling OP.
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
The following tables present sales of all classes of the Company’s common stock:

Three Months Ended June 30, 2025
	Class D		Class I		Class S		Class T		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Issuance of common stock (1)	—	$—	—	$—	—	$—	—	$—	—	$—

	Three Months Ended June 30, 2024
	Class D		Class I		Class S		Class T		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Issuance of common stock (1)	19	$500	973	$25,000	19	$500	19	$500	1,030	$26,500

	Six Months Ended June 30, 2025
	Class D		Class I		Class S		Class T		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Issuance of common stock (1)	—	$—	1,980	$52,500	—	$—	—	$—	1,980	$52,500

	Six Months Ended June 30, 2024
	Class D		Class I		Class S		Class T		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Issuance of common stock (1)	19	$500	1,370	$35,000	19	$500	19	$500	1,427	$36,500
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
Declaration of Distributions
The following table details the aggregate distributions declared per share for each applicable class of stock:

	Three Months Ended June 30, 2025
	Gross Distributions	Distribution Fee	Net Distributions
Class D Shares	$0.3126	$0.0168	$0.2958
Class I Shares	0.3126	—	0.3126
Class S Shares	0.3126	0.0573	0.2553
Class T Shares	0.3126	0.0573	0.2553

	Three Months Ended June 30, 2024
	Gross Distributions	Distribution Fee	Net Distributions
Class D Shares	$0.1042	$0.0054	$0.0988
Class I Shares	0.3126	—	0.3126
Class S Shares	0.1042	0.0183	$0.0859
Class T Shares	0.1042	0.0183	$0.0859

	Six Months Ended June 30, 2025
	Gross Distributions	Distribution Fee	Net Distributions
Class D Shares	$0.6252	$0.0333	$0.5919
Class I Shares	0.6252	—	0.6252
Class S Shares	0.6252	0.1139	0.5113
Class T Shares	0.6252	0.1139	0.5113

	Six Months Ended June 30, 2024
	Gross Distributions	Distribution Fee	Net Distributions
Class D Shares	$0.1042	$0.0054	$0.0988
Class I Shares	0.6252	—	0.6252
Class S Shares	0.1042	0.0183	0.0859
Class T Shares	0.1042	0.0183	0.0859

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
Cash and Cash Equivalents—Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less at the date of purchase. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash or cash equivalents as of June 30, 2025 and December 31, 2024.
Investment in Stirling OP—Our investment in Stirling OP is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review the investments for impairment each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any other-than-temporary impairment is recorded in “equity in earnings (loss) of unconsolidated entities” in the consolidated statements of operations. No such impairment was recorded for the period for the three and six months ended June 30, 2025 and June 30, 2024, respectively.
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
Income Taxes—The Company was a taxable corporation for the three and six months ended June 30, 2025 and June 30, 2024. Until such time that the Company elects to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), the Company will be subject to taxation at regular corporate rates under the Code. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Organization and Offering Expenses—The Advisor has agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and distribution fees) through December 31, 2025. Pursuant to the Advisory Agreement, the Company will reimburse the Advisor for all such advanced expenses ratably over a 120-month period commencing January 1, 2026. As of June 30, 2025 and December 31, 2024, the Advisor and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2.5 million and $1.8 million, respectively. These organization and offering expenses are not recorded in the accompanying financial statements because such costs are the responsibility of Stirling OP and are included in its balance sheet and statement of operations for the applicable periods. When recorded by the Company, organization expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering. Any amount due to the Advisor but not paid will be recognized as a liability on the consolidated balance sheet.
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
Recently Issued Accounting Standards—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of June 30, 2025, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
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
5. Investment in Stirling REIT OP, LP
The following tables summarize the consolidated balance sheets and our investment in Stirling OP as of June 30, 2025 and December 31, 2024, and the consolidated statements of operations and our equity in earnings (loss) of Stirling OP for the three and six months ended June 30, 2025 and 2024:
Stirling REIT OP, LP
Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
Total assets	$43,702,000	$45,803,000
Total liabilities	36,691,000	36,557,000
Total partners’ capital of Stirling REIT OP, LP	7,011,000	9,246,000
Total liabilities and partners’ capital of Stirling REIT OP, LP	$43,702,000	$45,803,000
Our investment in Stirling REIT OP, LP	$164,416	$123,367
Stirling REIT OP, LP
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$4,403,000	$4,171,000	$8,520,000	$7,793,000
Total operating expenses	4,799,000	4,672,000	9,426,000	9,294,000
Operating income (loss)	(396,000)	(501,000)	(906,000)	(1,501,000)
Interest expense and amortization of loan costs	(736,000)	(728,000)	(1,462,000)	(1,453,000)
Interest income	36,000	24,000	76,000	40,000
Net income (loss)	$(1,096,000)	$(1,205,000)	$(2,292,000)	$(2,914,000)
Our equity in earnings (loss) of Stirling REIT OP, LP	$(5,107)	$(592)	$(10,139)	$(760)
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

STIRLING HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Commitments and Contingencies
The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of June 30, 2025, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
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
Our entire activity from inception through June 30, 2025 primarily consisted of our investment in Stirling OP and allocation of income (loss) from Stirling OP. Other than our investment in Stirling OP, we had neither engaged in any operations nor generated any revenues through June 30, 2025. When we receive proceeds from the sale of shares of our common stock in our continuous private offering, we will contribute such proceeds to Stirling OP and receive common units in Stirling OP that correspond to the classes of our shares sold. As of August 11, 2025, we have sold 6,874 Class I common shares, 19 Class D common shares, 19 Class S common shares and 19 Class T common shares in the ongoing private offering, the proceeds of which we contributed to Stirling OP and, in exchange, we received an additional 6,874 Class I common units, 19 Class D common units, 19 Class S common units and 19 Class T common units from Stirling OP. We account for our investment in Stirling OP as an equity method investment as our current investment is not considered significant to Stirling OP. We will consolidate Stirling OP when our investment in Stirling OP is considered significant as determined by GAAP and thereafter present the results of operations on a consolidated basis. As we expect to eventually consolidate Stirling OP, we have included the unaudited consolidated financial statements of Stirling OP in Part II, Item 5 of this Quarterly Report on Form 10-Q. We believe a discussion of the performance and results of operations of Stirling OP would be meaningful to investors as our potential future cash flows and operating results are driven by Stirling OP and subsequent invested capital will be significant to the Company.
Hotel Portfolio
The following table presents certain information related to Stirling OP’s hotel properties as of June 30, 2025:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Hampton Inn	Buford, GA	Select-service	92	100	92
SpringHill Suites by Marriott	Buford, GA	Select-service	97	100	97
Marriott Residence Inn	Manchester, CT	Select-service	96	100	96
Marriott Residence Inn	Jacksonville, FL	Select-service	120	100	120
Total			405		405
Results of Operations
Since the Company has no significant assets or operations, the Company does not have any results of operations for the six months ended June 30, 2025 and 2024 other than the allocation of earnings in Stirling OP. The following results of operations for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 represent the operations of Stirling OP.
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

The following table summarizes the changes in key line items from Stirling OP’s consolidated statements of operations for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Revenue
Rooms	$4,302	$4,112	$190	4.6%
Other hotel revenue	101	59	42	71.2%
Total hotel revenue	4,403	4,171	232	5.6%
Expenses
Hotel operating expenses:
Rooms	995	974	(21)	(2.2)%
Other expenses	1,797	1,495	(302)	(20.2)%
Management fees	194	185	(9)	(4.9)%
Total hotel expenses	2,986	2,654	(332)	(12.5)%
Property taxes, insurance and other	241	287	46	16.0%
Depreciation and amortization	1,025	1,167	142	12.2%
Advisory service fee	306	238	(68)	(28.6)%
Corporate, general and administrative	241	326	85	26.1%
Operating income (loss)	(396)	(501)	105	21.0%
Interest income	36	24	12	50.0%
Interest expense and amortization of loan costs	(736)	(728)	(8)	(1.1)%
Income tax benefit (expense)	—	—	—
Net income (loss)	$(1,096)	$(1,205)	$109	9.0%
The following table illustrates the key performance indicators of the four hotel properties included in Stirling OP’s results of operations:

	Three Months Ended June 30,
	2025	2024
RevPAR (revenue per available room)	$116.72	$111.56
Occupancy	79.72%	76.78%
ADR (average daily rate)	$146.42	$145.29
Rooms revenue (in thousands)	$4,302	$4,112
Total hotel revenue (in thousands)	$4,403	$4,171
Comparison of the Three Months Ended June 30, 2025 and 2024
Net Income (Loss). Net loss decreased $109,000 from $1.2 million for the three months ended June 30, 2024 (the “2024 quarter”) to $1.1 million for the three months ended June 30, 2025 (the “2025 quarter”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $190,000, or 4.6%, to $4.3 million during the 2025 quarter compared to the 2024 quarter. During the 2025 quarter, the portfolio experienced a 0.8% increase in room rates and a 294 basis point increase in occupancy.

Fluctuations in rooms revenue between the 2025 quarter and the 2024 quarter are a result of the changes in occupancy and ADR between the 2025 quarter and the 2024 quarter as reflected in the table below (dollars in thousands):

	Favorable (Unfavorable)
Hotel Property	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Residence Inn Manchester (1)	$219	699	10.7%
Hampton Inn Buford	(117)	(215)	(9.1)%
SpringHill Suites Buford	19	638	(5.7)%
Residence Inn Jacksonville	69	80	5.4%
Total	$190	294	0.8%
_______
(1)    This property was under renovation in the 2024 quarter.
Other Hotel Revenue. Other hotel revenue, which consists of various miscellaneous revenues, increased $42,000, or 71.2%, to $101,000 in the 2025 quarter compared to the 2024 quarter. This increase is primarily attributable to an aggregate increase of $16,000 at Residence Inn Manchester, $12,000 at Residence Inn Jacksonville, $8,000 at Hampton Inn Buford and $6,000 at SpringHill Suites Buford.
Rooms Expense. Rooms expense increased $21,000, or 2.2%, to $995,000 in the 2025 quarter compared to the 2024 quarter. This increase is primarily attributable to an aggregate increase of $37,000 at Residence Inn Manchester and Hampton Inn Buford, partially offset by an aggregate decrease of approximately $16,000 at SpringHill Suites Buford and Residence Inn Jacksonville. Rooms margin was 76.9% in the 2025 period and 76.3% in the 2024 quarter.
Other Operating Expenses. Other operating expenses increased $302,000, or 20.2%, to $1.8 million in the 2025 quarter compared to the 2024 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
Direct expenses were 0.5% of total hotel revenue in the 2025 quarter and 0.5% in the 2024 quarter. The portfolio experienced an increase in indirect expenses of $300,000. The increase in indirect expenses was attributable to increases in: (i) marketing costs of $87,000; (ii) repairs and maintenance of $91,000, and (iii) general and administrative costs of $155,000. These increases were partially offset by decreases in: (i) incentive management fees of $15,000; and (ii) energy costs of $18,000.
Property Taxes, Insurance and Other. Property taxes, insurance and other expenses decreased $46,000 or 16.0%, to $241,000 in the 2025 quarter compared to the 2024 quarter, which was primarily due to lower property taxes of $26,000, miscellaneous tax expense of $11,000 and insurance expenses of $9,000.
Depreciation and Amortization. Depreciation and amortization decreased $142,000 or 12.2%, to $1.0 million in the 2025 quarter compared to the 2024 quarter. The decrease was primarily due to lower assets balances as a result of fully depreciated assets.
Advisory Services Fee. Advisory services fees were $306,000 in the 2025 quarter that was comprised of base advisory fee of $129,000, calculated as 1.25% of aggregate NAV, reimbursable expenses of $66,000 and a performance participation fee of $111,000. Advisory services fees were $238,000 in the 2024 quarter that was comprised of base advisory fee of $84,000, a performance participation fee of $111,000, and reimbursable expenses of $43,000.
Corporate, General and Administrative. Corporate, general and administrative expense was $241,000 in the 2025 quarter, which consisted of legal, accounting and other professional fees of $169,000, corporate expenses of $59,000, and miscellaneous expenses of $13,000.
Corporate, general and administrative expenses was $326,000 in the 2024 quarter, which consisted of legal, accounting, and other professional fees of $271,000, equity-based compensation of $27,000 and miscellaneous expenses of $28,000.
Interest Income. Interest income was $36,000 in the 2025 quarter and $24,000 in the 2024 quarter.
Interest Expense and Amortization of Loan Costs. Interest expenses and amortization of loan costs was $736,000 in the 2025 quarter compared to $728,000 the 2024 quarter. We have one mortgage loan with a balance of $30.2 million and a fixed interest rate of 8.51%.

Income Tax (Expense) Benefit. Income tax (expense) benefit was $0 in both the 2025 quarter and the 2024 quarter. Stirling TRS has been in a cumulative loss position since inception, and as a result no income tax expense has been recorded.
The following table summarizes the changes in key line items from Stirling OP’s consolidated statements of operations for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
Revenue
Rooms	$8,352	$7,669	$683	8.9%
Other hotel revenue	168	124	44	35.5%
Total hotel revenue	8,520	7,793	727	9.3%
Expenses
Hotel operating expenses:
Rooms	1,927	1,914	(13)	(0.7)%
Other expenses	3,404	2,970	(434)	(14.6)%
Management fees	382	358	(24)	(6.7)%
Total hotel expenses	5,713	5,242	(471)	(9.0)%
Property taxes, insurance and other	504	521	17	3.3%
Depreciation and amortization	2,035	2,119	84	4.0%
Advisory service fee	574	542	(32)	(5.9)%
Corporate, general and administrative	600	870	270	31.0%
Operating income (loss)	(906)	(1,501)	595	39.6%
Interest income	76	40	36	90.0%
Interest expense and amortization of loan costs	(1,462)	(1,453)	(9)	(0.6)%
Income tax benefit (expense)	—	—	—
Net income (loss)	$(2,292)	$(2,914)	$622	21.3%
The following table illustrates the key performance indicators of the four hotel properties included in Stirling OP’s results of operations:

	Six Months Ended June 30,
	2025	2024
RevPAR (revenue per available room)	$113.94	$104.04
Occupancy	79.50%	72.54%
ADR (average daily rate)	$143.31	$143.43
Rooms revenue (in thousands)	$8,352	$7,669
Total hotel revenue (in thousands)	$8,520	$7,793
Comparison of the Six Months Ended June 30, 2025 and 2024
Net Income (Loss). Net loss decreased $622,000 from $2.9 million for the six months ended June 30, 2024 (the “2024 period”) to $2.3 million for the six months ended June 30, 2025 (the “2025 period”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $683,000, or 8.9%, to $8.4 million during the 2025 period compared to the 2024 period. During the 2025 period, the portfolio experienced a 0.1% decrease in room rates and a 696 basis point increase in occupancy.

Fluctuations in rooms revenue between the 2025 period and the 2024 period are a result of the changes in occupancy and ADR between the 2025 period and the 2024 period as reflected in the table below (dollars in thousands):

	Favorable (Unfavorable)
Hotel Property	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Residence Inn Manchester (1)	$556	1,701	5.1%
Hampton Inn Buford	(139)	(85)	(5.8)%
SpringHill Suites Buford	150	941	(3.2)%
Residence Inn Jacksonville	116	295	1.6%
Total	$683	696	(0.1)%
_______
(1)    This property was under renovation in the 2024 period.
Other Hotel Revenue. Other hotel revenue, which consists of various miscellaneous revenues, increased $44,000, or 35.5%, to $168,000 in the 2025 period compared to the 2024 period. This increase is primarily attributable to increases of $22,000 at Residence Inn Manchester, $14,000 at Residence Inn Jacksonville, $4,000 at SpringHill Suites Buford, and $4,000 at Hampton Inn Buford.
Rooms Expense. Rooms expense increased $13,000, or 0.7%, to $1.9 million in the 2025 period compared to the 2024 period. This increase is primarily attributable to an increase of approximately $85,000 at Residence Inn Manchester, partially offset by an aggregate decrease of $72,000 at three hotel properties. Rooms margin was 76.9% in the 2025 period and 75.0% in the 2024 period.
Other Operating Expenses. Other operating expenses increased $434,000, or 14.6%, to $3.4 million in the 2025 period compared to the 2024 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
Direct expenses were 0.4% of total hotel revenue in the 2025 period and 0.5% in the 2024 period. The portfolio experienced an increase in indirect expenses of $437,000. The increase in indirect expenses was attributable to increases in: (i) general and administrative costs of $179,000; (ii) repairs and maintenance of $154,000; and (iii) marketing costs of $153,000. These increases were partially offset by decreases in: (i) incentive management fees of $37,000; and (ii) energy costs of $12,000.
Property Taxes, Insurance and Other. Property taxes, insurance and other expenses decreased $17,000 or 3.3%, to $504,000 in the 2025 period compared to the 2024 period, primarily due lower insurance expenses of $15,000 and lower miscellaneous tax expense of $9,000, partially offset by higher property taxes of $7,000.
Depreciation and Amortization. Depreciation and amortization decreased $84,000 or 4.0%, to $2.0 million in the 2025 period compared to the 2024 period as a result of lower depreciation at three properties as a result of lower assets balances as a result of fully depreciated assets, partially offset by increased depreciation at Residence Inn Manchester due to the completion of its renovation.
Advisory Services Fee. Advisory services fees were $574,000 in the 2025 period that was comprised of base advisory fee of $255,000, calculated as 1.25% of aggregate NAV, reimbursable expenses of $92,000 and a performance participation fee of $227,000. Advisory services fees were $542,000 in the 2024 period that was comprised of base advisory fee of $230,000, a performance participation fee of $222,000, and reimbursable expenses of $90,000.
Corporate, General and Administrative. Corporate, general and administrative expense was $600,000 in the 2025 period, which consisted of legal, accounting and other professional fees of $405,000, corporate expenses of $160,000, miscellaneous expenses of $22,000 and equity based compensation of $13,000.
Corporate, general and administrative expenses was $870,000 in the 2024 period, which consisted of legal, accounting, and other professional fees of $782,000, miscellaneous expenses of $48,000, and equity-based compensation of $40,000.
Interest Income. Interest income was $76,000 in the 2025 period and $40,000 in the 2024 period.
Interest Expense and Amortization of Loan Costs. Interest expenses and amortization of loan costs was $1.5 million in the 2025 period compared to $1.5 million in the 2024 period. We have one mortgage loan with a balance of $30.2 million and a fixed interest rate of 8.51%.

Income Tax (Expense) Benefit. Income tax (expense) benefit was $0 in both the 2025 period and the 2024 period. Stirling TRS has been in a cumulative loss position since inception, and as a result no income tax expense has been recorded.

Liquidity and Capital Resources
Liquidity
We believe that Stirling OP has sufficient liquidity to operate its business. Stirling OP’s cash and cash equivalents as of June 30, 2025 was approximately $4.6 million. In addition to Stirling OP’s immediate liquidity, we expect to obtain incremental liquidity through the sale of our common shares in our ongoing private offering. In addition, Stirling OP may incur indebtedness secured by its real estate investments, borrow money through unsecured financings or incur other forms of indebtedness. Stirling OP may also generate incremental liquidity through the sale of real estate.
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
Capital Resources
As of August 11, 2025, Stirling OP’s indebtedness included a single mortgage loan secured by all four of its hotel properties, which carries a fixed interest rate of 8.51% and matures in December 2028.
In December 2023, the Company commenced the offering of its Class I shares through a continuous private offering. On February 13, 2024, we commenced issuing Class D, Class S, and Class T shares in the offering. As of August 11, 2025, we have sold approximately 6,874 Class I common shares, 19 Class D common shares, 19 Class S common shares and 19 Class T common shares in the ongoing private offering.
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
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities, pursuant to Stirling OP consolidated statements of cash flows, which includes changes in balance sheet items, were $(364,000) and $333,000 for the six months ended June 30, 2025 and 2024, respectively. Cash flows provided by (used in) operations were impacted by changes in hotel operations as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2025, net cash flows used in investing activities consisted of $128,000 of capital improvements made to various hotel properties.
For the six months ended June 30, 2024, net cash flows used in investing activities consisted of $3.5 million of capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2025, net cash flows provided by financing activities were $48,000, which consisted of proceeds of $52,000 from the issuance of common units, partially offset by $4,000 of distributions paid.

For the six months ended June 30, 2024, net cash flows provided by financing activities were $35,000, which consisted of proceeds of $37,000 from the issuance of common units, partially offset by $2,000 of distributions paid.
Distributions
We intend to declare monthly distributions as authorized by our board of directors (or a committee of the board of directors) and to pay such distributions on a monthly basis. Monthly distributions have been declared for our holders of record as of each month since December 2023 through June 30, 2025, each in an amount equal to $0.1042 per share/unit less certain expenses. Our distribution policy is set by our board of directors and is subject to change based on available cash flows and other factors. We cannot guarantee the amount of distributions that will be paid, if any. In connection with a distribution to our stockholders/unitholders, our board of directors approves a monthly distribution for a certain dollar amount per share for each class of our common stock/units. Share repurchases under our share repurchase plan will be effectuated as of the opening of the last business day of each month, and we expect to declare monthly distributions with a record date as of the close of business of the last calendar day of each month. You will not be entitled to receive a distribution on any of your shares that are repurchased prior to the applicable record date for such distribution.
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
The following table presents information with respect to Stirling OP’s distributions declared and cash flow provided by (used in) operating activities during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Distributions
Payable in cash	$2,051	$1,433	$3,906	$2,346
Reinvested in common units pursuant to distributions reinvestment plan (“DRIP”)	471,471	448,299	937,472	891,941
Total distributions (1)	$473,522	$449,732	$941,378	$894,287

Sources of distributions
Cash flows from operating activities	$2,051	$1,433	$3,906	$2,346
Offering proceeds from issuance of common units, including pursuant to DRIP	471,471	448,299	937,472	891,941
Total sources of distributions	$473,522	$449,732	$941,378	$894,287

Net cash provided by (used in) operating activities (2)	$406,000	$666,000	$(364,000)	$333,000
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
For the three and six months ended June 30, 2025, distributions declared by Stirling OP were $473,522 and $941,378, respectively, including distributions to the general partner for distribution to common stockholders of $2,205 and $4,196, respectively. For the three and six months ended June 30, 2024, distributions declared by Stirling OP were $449,732 and $894,287, respectively, including distributions to the general partner for distribution to common stockholders of $230 and $272, respectively.
For the three and six months ended June 30, 2025 Stirling OP paid aggregate distributions of $471,699 and $937,525, respectively, including distributions to the general partner for distribution to common stockholders of $2,199 and $3,978, respectively. For the three and six months ended June 30, 2024 Stirling OP paid aggregate distributions of $447,801 and

$890,509, respectively, including distributions to the general partner for distribution to common stockholders of $123 and $124, respectively.
For the three and six months ended June 30, 2025, Stirling OP’s net loss was $1.1 million and $2.3 million, respectively. For the three and six months ended June 30, 2024, Stirling OP’s net loss was $1.2 million and $2.9 million, respectively.
NAV and NAV Per Share Calculation
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. Our total NAV in the following table includes the NAV of our outstanding common stock as of June 30, 2025, as well as the partnership interests of Stirling OP held by parties other than us. The following table sets forth the components of our NAV as of June 30, 2025 (amounts in thousands, except per share/unit data):

Components of NAV (1)
Investments in real properties	$68,100
Cash and cash equivalents	4,563
Restricted cash	1,264
Other assets	934
Mortgage notes, term loans, and revolving credit facilities, net	(31,294)
Other liabilities	(2,165)
Management fee payable	(77)
Net asset value	$41,325
Number of outstanding shares/units	1,521
NAV per share/unit	$27.1765
_____________
(1) Due to the nature of hotel operations, we expect that the most recent property-level financial information available for use in calculating our NAV will be as of the end of the month prior to the NAV unless otherwise adjusted by the Advisor for material changes.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2025 ($ and shares in thousands, expect per share/unit data):

	Class D Shares	Class S Shares	Class T Shares	Class I Shares	Third Party Operating Partnership Units (1)	Total
As of June 30, 2025
Net Asset Value	$1	$1	$1	$190	$41,132	$41,325
Number of outstanding shares/units	—	—	—	7	1,514	1,521
NAV per share/unit	$27.1043	$27.2759	$27.2759	$27.1702	$27.1765	$27.1765
_____________
(1)    Includes the partnership interest of Stirling OP held by the Special Limited Partner, if any.
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2025 valuations:

	Discount Rate	Exit Capitalization Rate
Hotel properties	10.20%	8.62%
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

Sensitivities	Change	Asset Values
Discount rate	0.25% decrease	$69,600
	0.25% increase	$66,700
Exit capitalization rate	0.25% decrease	$68,800
	0.25% increase	$67,400

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
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025 (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.
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
During the three months ended June 30, 2025, the Company issued the following:

Three Months Ended June 30, 2025
Class I shares issued	—
Class I gross proceeds	$—
Class D shares issued	—
Class D gross proceeds	$—
Class S shares issued	—
Class S gross proceeds	$—
Class T shares issued	—
Class T gross proceeds	$—
No upfront selling commissions or dealer manager fees were paid with respect to the sale of the Class I, D, S and T shares.
Purchases of Equity Securities by the Issuer
During the three months ended June 30, 2025, the Company did not receive any repurchase requests.
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

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2025	December 31, 2024
ASSETS
Investments in hotel properties, gross	$64,472	$64,634
Accumulated depreciation	(30,554)	(28,841)
Investments in hotel properties, net	$33,918	$35,793
Cash and cash equivalents	4,610	5,680
Restricted cash	1,549	923
Accounts receivable, net of allowance of $39 and $1, respectively	538	393
Inventories	5	4
Deferred costs, net	84	90
Prepaid expenses	313	260
Other assets	2,683	2,660
Due from related parties, net	2	—
Total assets	$43,702	$45,803
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness, net	$28,772	$28,602
Accounts payable and accrued expenses	1,687	1,448
Accrued interest payable	214	221
Distributions payable	159	155
Due to Ashford Inc., net	5,814	5,997
Due to Ashford Trust, net	17	17
Due to related parties, net	—	95
Due to third-party hotel manager	28	22
Total liabilities	36,691	36,557
Commitments and contingencies (note 8)
Partners’ capital
General Partner	—	—
Limited Partners	7,011	9,246
Total partners’ capital	7,011	9,246
Total liabilities and partners’ capital	$43,702	$45,803
See Notes to Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Rooms	$4,302	$4,112	$8,352	$7,669
Other hotel revenue	101	59	168	124
Total hotel revenue	4,403	4,171	8,520	7,793
EXPENSES
Hotel operating expenses:
Rooms	995	974	1,927	1,914
Other expenses	1,797	1,495	3,404	2,970
Management fees	194	185	382	358
Total hotel expenses	2,986	2,654	5,713	5,242
Property taxes, insurance and other	241	287	504	521
Depreciation and amortization	1,025	1,167	2,035	2,119
Advisory services fee	306	238	574	542
Corporate, general and administrative	241	326	600	870
Total operating expenses	4,799	4,672	9,426	9,294
OPERATING INCOME (LOSS)	(396)	(501)	(906)	(1,501)
Interest income	36	24	76	40
Interest expense and amortization of loan costs	(736)	(728)	(1,462)	(1,453)
INCOME (LOSS) BEFORE INCOME TAXES	(1,096)	(1,205)	(2,292)	(2,914)
Income tax (expense) benefit	—	—	—	—
NET INCOME (LOSS)	$(1,096)	$(1,205)	$(2,292)	$(2,914)
See Notes to Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(1,096)	$(1,205)	$(2,292)	$(2,914)
Other comprehensive income (loss), net of tax:
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$(1,096)	$(1,205)	$(2,292)	$(2,914)
See Notes to Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited, in thousands)

	General Partner	Limited Partners	Total
Balance at March 31, 2025	$—	$8,111	$8,111
Distributions declared	—	(474)	(474)
Issuance of common units	—	470	470
Net income (loss)	—	(1,096)	(1,096)
Balance at June 30, 2025	$—	$7,011	$7,011

	General Partner	Limited Partners	Total
Balance at March 31, 2024	$—	$12,704	$12,704
Distributions declared	—	(449)	(449)
Equity-based compensation	—	27	27
Issuance of common units	—	473	473
Net income (loss)	—	(1,205)	(1,205)
Balance at June 30, 2024	$—	$11,550	$11,550

	General Partner	Limited Partners	Total
Balance at December 31, 2024	$—	$9,246	$9,246
Distributions declared	—	(942)	(942)
Equity-based compensation	—	13	13
Issuance of common units	—	986	986
Net income (loss)	—	(2,292)	(2,292)
Balance at June 30, 2025	$—	$7,011	$7,011

	General Partner	Limited Partners	Total
Balance at December 31, 2023	$—	$14,393	$14,393
Distributions declared	—	(894)	(894)
Equity-based compensation	—	40	40
Issuance of common units	—	925	925
Net income (loss)	—	(2,914)	(2,914)
Balance at June 30, 2024	$—	$11,550	$11,550
See Notes to Consolidated Financial Statements.

STIRLING REIT OP, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(2,292)	$(2,914)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,035	2,119
Bad debt expense	60	37
Amortization of loan costs and capitalized default interest and write-off of loan costs	170	155
Equity-based compensation	13	40
Changes in operating assets and liabilities:
Accounts receivable and inventories	(206)	13
Prepaid expenses and other assets	(76)	(651)
Accounts payable and accrued expenses	243	616
Due to/from related parties	(97)	(143)
Due to third-party hotel manager	6	18
Due to Ashford Trust, net	—	(620)
Due to Ashford Inc., net	(220)	1,663
Net cash provided by (used in) operating activities	(364)	333
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(128)	(3,525)
Net cash provided by (used in) investing activities	(128)	(3,525)
Cash Flows from Financing Activities
Payments for distributions	(4)	(2)
Proceeds from issuance of common units	52	37
Net cash provided by (used in) financing activities	48	35
Net increase (decrease) in cash, cash equivalents and restricted cash	(444)	(3,157)
Cash, cash equivalents and restricted cash at beginning of period	6,603	10,320
Cash, cash equivalents and restricted cash at end of period	$6,159	$7,163

Supplemental Cash Flow Information
Interest paid	$1,299	$1,306
Income taxes paid (refunded)	(8)	37
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued but unpaid capital expenditures	$218	$1,422
Distributions declared but not paid	159	151
Non-cash issuance of common units	934	888
Supplemental Disclosure of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$5,680	$2,363
Restricted cash at beginning of period	923	7,957
Cash, cash equivalents and restricted cash at beginning of period	$6,603	$10,320

Cash and cash equivalents at end of period	$4,610	$3,845
Restricted cash at end of period	1,549	3,318
Cash, cash equivalents and restricted cash at end of period	$6,159	$7,163
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
Stirling Inc. determined the acquisition of the Initial Portfolio resulted in Ashford Trust becoming the primary beneficiary of Stirling OP in contemplation of: 1) the related party group comprised of (i) Ashford Trust and (ii) the initial stockholder who has control over election or removal of the board of directors of Stirling Inc. that have power to direct the most significant activities of Stirling OP; and 2) the consideration that substantially all the economics are held by Ashford Trust through its equity interest, and substantially all of the activities are performed on Ashford Trust’s behalf. As a result, Ashford Trust began consolidating Stirling OP as of December 6, 2023. As of June 30, 2025, Ashford Trust consolidated Stirling OP.
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

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The accompanying consolidated financial statements include the accounts of certain wholly owned subsidiaries of Stirling OP that own and operate four hotels in three states, which are all wholly owned hotel properties as of June 30, 2025. These hotels represent 405 rooms. As of June 30, 2025, the four hotel properties were leased by Stirling OP’s indirect wholly owned subsidiaries that are treated as TRS for federal income tax purposes. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from the TRS is eliminated in combination and/or consolidation. Stirling OP does not operate any of its hotel properties directly; instead, Stirling OP employs hotel management companies to operate them for Stirling OP under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford, manages three of Stirling OP’s four operating hotel properties and Crossroads Hospitality Management Company (“Crossroads”) manages the remaining hotel property.
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
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
Recently Issued Accounting Standards—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of June 30, 2025, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated and combined financial statements.
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
3. Revenue
The following tables present our revenue disaggregated by geographical area (dollars in thousands):

	Three Months Ended June 30, 2025
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$1,913	$44	$1,957
Hartford, CT area	1	1,272	28	1,300
Jacksonville, FL area	1	1,117	29	1,146
Total	4	$4,302	$101	$4,403

	Three Months Ended June 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$2,011	$29	$2,040
Hartford, CT area	1	1,053	13	1,066
Jacksonville, FL area	1	1,048	17	1,065
Total	4	$4,112	$59	$4,171

	Six Months Ended June 30, 2025
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$3,695	$71	$3,766
Hartford, CT area	1	2,307	49	2,356
Jacksonville, FL area	1	2,350	48	2,398
Total	4	$8,352	$168	$8,520

	Six Months Ended June 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Other Hotel	Total
Atlanta, GA area	2	$3,684	$62	$3,746
Hartford, CT area	1	1,751	27	1,778
Jacksonville, FL area	1	2,234	35	2,269
Total	4	$7,669	$124	$7,793
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$5,760	$5,760
Buildings and improvements	48,124	48,340
Furniture, fixtures and equipment	9,894	9,723
Construction in progress	694	811
Total cost	64,472	64,634
Accumulated depreciation	(30,554)	(28,841)
Investments in hotel properties, net	$33,918	$35,793
For the three and six months ended June 30, 2025 and 2024, no impairment charges were recorded.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Indebtedness, net
Indebtedness consisted of the following (in thousands):

					June 30, 2025	December 31, 2024
Indebtedness	Collateral		Maturity	Interest Rate	Debt Balance	Debt Balance
Mortgage loan	4	hotels	December 2028	8.51%	$30,200	$30,200
					30,200	30,200
Deferred loan costs, net					(1,428)	(1,598)
Indebtedness, net					$28,772	$28,602
The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Presently, our existing covenants are non-recourse. As of June 30, 2025, we were in compliance with all covenants related to our mortgage loan.
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

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets not measured at fair value:
Cash and cash equivalents	$4,610	$4,610	$5,680	$5,680
Restricted cash	1,549	1,549	923	923
Accounts receivable, net	538	538	393	393

Financial liabilities not measured at fair value:
Indebtedness	$30,200	$31,294	$30,200	$30,812
Accounts payable and accrued expenses	1,687	1,687	1,448	1,448
Distributions payable	159	159	155	155
Due to Ashford Inc., net	5,814	5,814	5,997	5,997
Due to Ashford Trust, net	17	17	17	17
Due to related parties, net	—	—	95	95
Due to third-party hotel manager	28	28	22	22
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
Indebtedness. Fair value of indebtedness is determined using the loan terms, collateral value and financial data such as loan-to-value ratios, debt service coverage ratios, and interest rates for comparable loans. We estimated the fair value of total indebtedness to be approximately 103.6% of the face value of $30.2 million as of June 30, 2025, and approximately 102.0% of the face value of $30.2 million as of December 31, 2024. These fair value estimates are considered a Level 2 valuation technique.

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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Advisory services fee
Base advisory fee	$129	$84	$255	$230
Reimbursable expenses (1)	66	43	92	90
Performance participation fee	111	111	227	222
Total advisory services fee	$306	$238	$574	$542
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
Hotel Management Services
At June 30, 2025, Remington Hospitality managed three of our four hotel properties.
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
As of June 30, 2025 we had a receivable from Remington Hospitality of $2,000 included in “due from related parties, net,” related to various cash advances, partially offset by hotel management fees. As of December 31, 2024, we had a payable to Remington Hospitality of $95,000 included in “due to related parties, net,” which was primarily related to hotel management fees.
As of June 30, 2025 and December 31, 2024, we had payable to Ashford Trust of approximately $17,000 and $17,000, respectively, related to various costs, which were paid on our behalf by Ashford Trust.
8. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements existing as of June 30, 2025, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow generally 4% of gross revenues for capital improvements. From time to time, we may work with our property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls.
Franchise Fees—Under franchise agreements existing as of June 30, 2025, we pay franchisor royalty fees between 5.5% and 6% of gross rooms revenue. Additionally, we pay fees for marketing, reservations, and other related activities aggregating between 2.5% and 4% of gross rooms revenue. These franchise agreements expire on varying dates between 2028 and 2035. When a franchise term expires, the franchisor has no obligation to renew the franchise. In addition, if we breach the franchise agreement and the franchisor terminates a franchise prior to its expiration date, we may be liable for up to three times the average annual fees incurred for that property.

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2025	2024	2025	2024
Other hotel expenses	$433	$397	$824	$746
Management Fees—Under hotel management agreements for our hotel properties existing as of June 30, 2025, we pay monthly hotel management fees equal to the greater of approximately $17,320 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, as well as annual incentive management fees, if applicable. These hotel management agreements expire from 2026 through 2033, including some with renewal options. If we terminate a hotel management agreement prior to its expiration, we may be liable for estimated management fees throughout the remaining term and liquidated damages or, in certain circumstances, we may substitute a new management agreement. Our hotel management agreements also require that we fund property-level operating costs including the hotel manager's payroll and related costs.
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
9. Equity and Equity-Based Compensation
Declaration of Distributions—The following tables present the aggregate distributions declared per unit for each applicable unit class:

	Three Months Ended June 30,
	2025			2024
	Gross Distributions	Distribution Fee	Net Distributions	Gross Distributions	Distribution Fee	Net Distributions
Class D units	$0.3126	$0.0168	$0.2958	$0.1042	$0.0054	$0.0988
Class I units	0.3126	—	0.3126	0.3126	—	0.3126
Class S units	0.3126	0.0573	0.2553	0.1042	0.0183	0.0859
Class T units	0.3126	0.0573	0.2553	0.1042	0.0183	0.0859
Class E units	0.3126	—	0.3126	0.3126	—	0.3126

	Six Months Ended June 30,
	2025			2024
	Gross Distributions	Distribution Fee	Net Distributions	Gross Distributions	Distribution Fee	Net Distributions
Class D units	$0.6252	$0.0333	$0.5919	$0.1042	$0.0054	$0.0988
Class I units	0.6252	—	0.6252	0.6252	—	0.6252
Class S units	0.6252	0.1139	0.5113	0.1042	0.0183	0.0859
Class T units	0.6252	0.1139	0.5113	0.1042	0.0183	0.0859
Class E units	0.6252	—	0.6252	0.6252	—	0.6252

STIRLING REIT OP, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Unit Issuances—The following tables present sales of all classes of the Company’s common units:

Three Months Ended June 30, 2025
	Class D		Class I		Class S		Class T		Total
	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds
Issuance of common units (1)	—	$—	—	$—	—	$—	—	$—	—	$—

	Three Months Ended June 30, 2024
	Class D		Class I		Class S		Class T		Total
	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds
Issuance of common units (1)	19	$500	973	$25,000	19	$500	19	$500	1,030	$26,500

	Six Months Ended June 30, 2025
	Class D		Class I		Class S		Class T		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Issuance of common stock (1)	—	$—	1,980	$52,500	—	$—	—	$—	1,980	$52,500

	Six Months Ended June 30, 2024
	Class D		Class I		Class S		Class T		Total
	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds	Units	Proceeds
Issuance of common units (1)	19	$500	1,370	$35,000	19	$500	19	$500	1,427	$36,500
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
As of June 30, 2025, we have issued a total of approximately 4,200 LTIP units, none of which had reached full economic parity with, and are not convertible into, common units.
10. Subsequent Events
Subsequent events for the reporting period ended June 30, 2025, were evaluated through August 13, 2025, the date the consolidated financial statements were available for issuance and there were no additional events to accrue or disclose.

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statement of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

STIRLING HOTELS & RESORTS, INC.

Date:	August 13, 2025	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 13, 2025	By:	/s/ STEPHEN ZSIGRAY
Stephen Zsigray
Chief Financial Officer